Form 10-Q
period 1996-03-31
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1996-05-14
CIK 810950

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.   20549
     -----------------------------------------------------------------

                                    FORM 10-Q

                      Quarter Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
     -----------------------------------------------------------------
For Quarter Ended March 31, 1996                 Commission File Number 0-23360

                 COUNTRY WIDE TRANSPORT SERVICES, INC.
     --------------------------------------------------------------------------
           (Exact name of registrant as specified in charter)

         DELAWARE                                      95-4105996
     --------------------------------------------------------------------------
     (State or other jurisdiction of incorporation     (I.R.S. Employer
     or organization)                                  Identification No.)

              325 N. Cota Street, Corona, California   91720
     --------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

               (909) 549-6000
     --------------------------------------------------------------------------
     (Registrant's telephone number, including area code)

     --------------------------------------------------------------------------
    (Former name, former address and formal fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

     The number of shares of common stock outstanding as of May 15, 1996 was 4,800,487.

                          COUNTRY WIDE TRANSPORT SERVICES, INC.
                          and Consolidated Subsidiary Companies

                                       INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets-- March 31, 1996
           and June 30, 1995                                                  3

        Condensed Consolidated Statements of Operations--Three Months Ended
          March 31, 1996 and 1995, and Nine Months Ended March 31, 1996 and
          1995                                                                5

        Condensed Consolidated Statements of Cash Flows--Nine Months Ended
          March 31, 1996 and 1995                                             7

        Notes to Condensed Consolidated Financial Statements                  9

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               11

PART II - OTHER INFORMATION

Item 1.   Legal Information                                                   13

Item 5.   Other Information                                                   13

SIGNATURES                                                                    14

                          COUNTRY WIDE TRANSPORT SERVICES, INC.
                          and Consolidated Subsidiary Companies

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          -------------------------------------
                                     (In Thousands)

                                                                              March 31,     June 30
                                                                                1996         1995
                                                                             -----------    -------
                                                                             (Unaudited)
                                             ASSETS

Current assets:
  Cash                                                                         $    27      $    57
  Accounts receivable, net                                                       5,697        6,455
  Accounts receivable, miscellaneous                                                49           39
  Driver advances                                                                  341          408
  Inventories                                                                       27           31
  Prepaid expenses                                                                 491          471
                                                                               -------       ------
       Total current assets                                                      6,632        7,461

Property and equipment, net                                                      4,498        4,069
Other assets:
  Deposits                                                                         275          212
  Covenants not to compete, net                                                     --          154
  Excess of purchase price over fair value of net assets acquired, net           4,890        5,055
  Net long-term deferred tax asset                                                  66        1,959
                                                                               -------       ------
       Total assets                                                            $16,361      $18,910
                                                                               -------       ------
                                                                               -------       ------

*  Condensed from audited financial statements.

                          COUNTRY WIDE TRANSPORT SERVICES, INC.
                          and Consolidated Subsidiary Companies

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          -------------------------------------
                                     (In Thousands)

                                                                                March 31,    June 30
                                                                                 1996          1995
                                                                               -----------   -------
                                                                               (Unaudited)
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term debt                           $ 4,664      $ 4,159
 Current portion of capital lease obligations                                      131          166
 Accounts payable and accrued liabilities                                        5,959        4,827
                                                                               -------       ------
     Total current liabilities                                                  10,754        9,152

Long-term debt, less current portion                                             2,755        1,077
Long-term capital lease obligations, less current portion                          356          502
Liabilities in excess of assets of discontinued operations                         175        4,807
                                                                               -------       ------
     Total liabilities                                                          14,040       15,538
                                                                               -------       ------

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares authorized,
   issuable in series, none issued                                                  --           --
 Common stock, $.02 par value, 10,000,000 shares authorized, 4,800,487 shares
   issued and outstanding at March 31, 1996 and June 30, 1995, respectively         96           96
 Warrants                                                                           40           40
 Additional paid-in capital                                                      6,763        6,763
 Retained earnings                                                              (4,578)      (3,527)
                                                                               -------       ------
Total stockholders' equity                                                       2,321        3,372
                                                                               -------       ------
     Total liabilities and stockholders' equity                                $16,361      $18,910
                                                                               -------       ------
                                                                               -------       ------

*  Condensed from audited financial statements.

                          COUNTRY WIDE TRANSPORT SERVICES, INC.
                          and Consolidated Subsidiary Companies

                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       -------------------------------------------
                                     (Unaudited)

                          (In Thousands, except Per Share Data)

                                               Three Months Ended    Nine Months Ended
                                                     March 31,           March 31,
                                               ------------------    ------------------
                                                  1996     1995        1996      1995
                                               --------- ---------   --------  --------
Transportation revenue                          $11,212  $12,911     $36,612    $40,879
                                                -------  -------     -------    -------
Operating costs and expenses:
 Purchased transportation                         7,853    8,958      25,714     28,488
 Salaries and related expenses                    1,416    1,600       4,351      4,727
 Operating expenses                               1,475      971       3,812      2,961
 Revenue equipment rentals                          465      389       1,438      1,143
 General supplies and expenses                      662      606       1,784      1,802
 Depreciation and amortization                      312      289         982        966
                                                -------  -------     -------    -------
   Total operating costs and expenses            12,183   12,813      38,081     40,087
                                                -------  -------     -------    -------

Operating income (loss)                            (971)      98     (1,469)        792

Other income (expense):
 Interest expense                                  (195)    (148)      (539)       (437)
 Interest income                                     --       10         33          11
 Other, net                                         (36)      21        (36)         19
 (Loss) on sale of business division (note 6)      (222)      --       (222)         --
 Gain (loss) on disposition of fixed assets         (16)      (1)       125          68
                                                -------  -------     -------    -------

Income (loss) from continuing operations
 before provision for income taxes,
 discontinued operations and extraordinary
 item                                            (1,440)     (20)    (2,108)        453

Income tax expense (benefit)                         34       (7)        34         155
                                                -------  -------     -------    -------
Income (loss) from continuing operations         (1,474)     (13)     (2,142)       298
                                                -------  -------     -------    -------

                          COUNTRY WIDE TRANSPORT SERVICES, INC.
                          and Consolidated Subsidiary Companies

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     -----------------------------------------------
                                    (Unaudited)

                          (In Thousands, except Per Share Data)

                                                   Three Months Ended         Nine Months Ended
                                                         March 31,                March 31,
                                                 ----------------------     ---------------------
                                                   1996         1995          1996         1995
                                                ----------   ----------    ----------   ----------
Income (loss) from continuing operations        $   (1,474)  $      (13)   $  (2,142)   $      298

Discontinued operations:
 (Loss) from operations of discontinued
   business segments, net of applicable
   income tax benefit (expense) of $(263)
   and $767 for the three months ended
   March 31, 1996 and 1995,
   respectively, and $(263) and
   $717 for the nine months ended
   March 31, 1996 and 1995, respectively              (483)      (1,480)       (1,279)      (1,384)
                                                ----------   ----------    ----------    ----------
Net (loss) before extraordinary item                (1,957)      (1,493)       (3,421)      (1,086)

Extraordinary item:
 Gain on forgiveness of debt of discontinued
   operations, net of applicable income tax
   expense of $1,630 (note 5)                           --           --         2,370            --
                                                ----------   ----------    ----------    ----------

Net (loss)                                      $   (1,957)  $   (1,493)   $   (1,051)   $   (1,086)
                                                ----------   ----------    ----------    ----------

Income (loss) per common share:
 Continuing operations                          $    (0.31)  $      nil    $    (0.45)   $     0.06
 Discontinued operations                             (0.10)       (0.31)        (0.26)        (0.29)
 Extraordinary item                                     --           --          0.49            --
                                                ----------   ----------    ----------    ----------
 Net (loss) per common share                    $    (0.41)  $    (0.31)   $    (0.22)   $    (0.23)
                                                ----------   ----------    ----------    ----------

Weighted average number of common
 shares                                         $4,800,487   $4,797,133   $4,800,487     $4,765,925
                                                ----------   ----------    ----------    ----------

                          COUNTRY WIDE TRANSPORT SERVICES, INC.
                          and Consolidated Subsidiary Companies

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -----------------------------------------------
                                    (Unaudited)

                                   (In Thousands)

                                                                                Nine Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                  1996      1995
                                                                                -------   --------
Cash flows from operating activities:
 Net income (loss) from continuing operations                                   $(2,142)  $    298
 Adjustments to reconcile net income (loss)  to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                  982        966
     (Gain) on disposal of fixed assets                                            (125)       (68)
     Loss on disposal of business segment                                           222         --
     Provision for uncollectible accounts receivable                                 48        (74)
 (Increase) decrease in:
   Accounts receivable                                                              709      1,755
   Accounts receivable - miscellaneous                                              (10)       128
   Drivers and grower advances                                                       67       (132)
   Inventories                                                                        4         62
   Prepaid expenses                                                                 (19)      (306)
   Deposits                                                                         (63)       (81)
   Other assets                                                                      --       (340)
 Increase (decrease) in:
   Accounts payable and accrued liabilities                                         953     (1,849)
                                                                                -------    -------
     Net cash provided by operating activities                                      626        359
                                                                                -------    -------
 Net (loss) from discontinued operations                                         (1,279)    (1,384)
   Depreciation and amortization                                                      8         61
   Loss on disposal of assets                                                        14         --
   Change in assets                                                                 807        487
                                                                                -------    -------
     Net cash (used in) discontinued operations                                    (450)      (836)
                                                                                -------    -------
Cash flows from investing activities:
 Increase in notes receivable                                                       (29)      (231)
 Collections on notes receivable                                                     --        269
 Increase in investments                                                             --       (553)
 Additions to property and equipment                                               (310)      (676)
 Proceeds from disposal of property and equipment                                 2,328        320
 Proceeds from disposal of business segment                                          50         --
                                                                                -------    -------
     Net cash provided by (used in) investing activities                          2,039       (871)
                                                                                -------    -------

                          COUNTRY WIDE TRANSPORT SERVICES, INC.
                          and Consolidated Subsidiary Companies

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -----------------------------------------------
                                    (Unaudited)

                                   (In Thousands)

                                                                                Nine Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                  1996      1995
                                                                                -------   --------
Cash flows from financing activities:
 Issuance of common stock                                                       $    --   $    164
 Principal payments on borrowings                                               (45,846)   (43,635)
 Proceeds from borrowings                                                        43,601     44,054
                                                                                -------    -------
     Net cash provided by (used in) financing activities                         (2,245)       583
                                                                                -------    -------

(Decrease) in cash                                                                  (30)      (765)
Cash, beginning of period                                                            57        841
                                                                                -------    -------
Cash, end of period                                                             $    27    $    76
                                                                                -------    -------

Supplemental disclosure of cash flow information:

 Cash paid for:
   Interest                                                                     $   499    $   623
                                                                                -------    -------

   Income taxes                                                                 $    31    $    25
                                                                                -------    -------

 Noncash investing and financing transactions:
   Purchase of property and equipment with debt or reduction of receivable      $ 3,316    $   (19)
                                                                                -------    -------

   Sale of assets for receivables                                               $    --    $   140
                                                                                -------    -------

   Net assets acquired from Vertex Transportation with debt and common
     stock of the Company                                                       $    --    $   790
                                                                                -------    -------

   Net assets of CK Trucking sold for receivables                               $    14    $    --
                                                                                -------    -------

                          COUNTRY WIDE TRANSPORT SERVICES, INC.
                          and Consolidated Subsidiary Companies

                     Notes to Condensed Consolidated Financial Statements
                                       (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the year ended June 30, 1995.

2. STATEMENT OF INFORMATION FURNISHED

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three and nine months ended March 31, 1996 and 1995, and the cash flows for the nine months ended March 31, 1996 and 1995. The results of operations for the three and nine month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report.

   Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following (000 omitted):

                                   March 31,       June 30,     Estimated
                                    1996             1995      Useful Lives
                                   ---------       --------    ------------

   Revenue equipment                 $5,152          $5,535     5 to 7 years
   Service cars                          10             164     5 years
   Furniture and office equipment       493             627     4 to 5 years
   Leasehold improvements               127             145     Lease term
   Machinery and equipment               29              37     5 years
                                     ------          ------

                                      5,811           6,508
   Less accumulated depreciation
     and amortization                 1,313           2,439
                                     ------          ------
                                 $    4,498      $    4,069
                                     ------          ------

                          COUNTRY WIDE TRANSPORT SERVICES, INC.
                          and Consolidated Subsidiary Companies

                     Notes to Condensed Consolidated Financial Statements
                                       (Unaudited)


4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                    March 31,       June 30,
                                      1996            1995
                                    ---------       --------
   Accounts payable                   $1,594          $1,957
   Accrued insurance                     564             652
   Accrued purchased transportation    2,829           1,621
   Accrued licensing fees                300              --
   Other accrued expenses                672             597
                                      ------          ------
                                      $5,959          $4,827
                                      ------          ------

5. DISCONTINUED OPERATIONS

  Having experienced significant losses in the produce sales segment, the Company's Board of Directors decided on June 26, 1995 to discontinue the entire segment through an orderly liquidation process which they estimated would occur over the subsequent two month period. Immediately thereafter, the Company commenced to close operations and on September 18, 1995 made a General Assignment of all assets of its subsidiary, Nationwide Produce Co., for the pro rata benefit of all creditors of the subsidiary. Revenues applicable to the discontinued product sales segment were approximately $52,953,000, $22,723,000 and $20,053,000 for the years ended June 30, 1995,
  1994, and 1993, respectively.

  During the nine months ended March 31, 1996, the Company recognized a net gain to the extent of unpaid liabilities of Nationwide Produce Co. (not guaranteed or assumed by the Company) in excess of assets and operating losses from July 1, 1995 to date of liquidation amounting to $4,000,000 before income tax.

6.  SALE OF BUSINESS DIVISION

  Effective March 1, 1996, the Company sold certain assets of its Freight Peddlers logistics division to a former officer of the Company. Total consideration was $50,000 cash and a fully reserved $200,000 unsecured promissory note receivable payable over time through a reduction in future commission expenses incurred by the Company and payable to the buyer. Revenue and operating losses applicable to the division were $1,202,000 and $99,000 for the nine month period ending March 31, 1996, $2,524,000 and $201,000 for the year ended June 30, 1995 and $4,163,000 and $119,000 for the year ended June 30, 1994, respectively.

7. COMMITMENTS & CONTINGENCIES
  During the month of September 1995, the Company's transportation subsidiary, CW Truck, had a cargo claim that approximated $600,000 filed against it by one of its customers. The insurance carrier citing certain exceptions in the cargo policy declined to pay the claim and referred the issue to litigation on February 27, 1996. The Company initiated legal action against the insurance carrier and its agent. The customer additionally filed a cross claim against the Company. Management feels that the Company's suit will be successful. Therefore, no contingent liability has been recorded in the Company's financial statements as of March 31, 1996.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net losses from continuing operations for the three and nine months ended March 31, 1996 amounted to $1,474,000 and $2,142,000, respectively, compared to a net loss of $13,000 and net income of $298,000 for the prior year periods. These decreases are attributable to an overall weak freight market which has affected the transportation industry for the past year as well as severe winter weather conditions and higher fuel costs.

Third quarter operating revenue decreased 13.2% to $11,212,000 from $12,911,000 for the third quarter of the previous fiscal year. The decrease reflects the negative market conditions as well as a reduction in the Company's tractor fleet from 230 units at March 31, 1995 to 165 units at March 31, 1996 which resulted in a decrease of loaded miles from 6,581,000 to 4,834,000 for the Company's truckload division for the period. Operating revenue in the Company's logistics subsidiary decreased $75,000 to $7,358,000 for the third quarter. This decrease was due primarily to the sale of the Freight Peddlers division effective March 1, 1996.

During the nine month period ended March 31, 1996, operating revenues decreased 10.4% to $36,612,000 from $40,879,000 compared to the comparable prior year period Demand for the Company's temperature-controlled truckload services weakened due to reduced availability of produce-related freight as well as unfavorable market conditions in the transportation industry. Demand also weakened the Company's logistics division due to an overall weakness in the industry. Loaded miles for the truckload operation decreased from 19,965,000 to 16,336,000 while pricing remained constant for the period.

Total operating costs for the three and nine month periods ending March 31, 1996 decreased by $630,000 and $2,006,000 from the prior year periods respectively. As a percentage of sales, total operating costs for the three and nine month periods ending March 31, 1996 increased 9.5% and 5.9% from the prior year periods, respectively. The percentage increase is primarily attributable to a $504,000 and $851,000 increase in operating expense category. The $504,000 increase in operating expenses for the third quarter is due primarily to the results of two unfavorable audits conducted by governmental agencies, for prior periods, that resulted in an approximately $345,000 increase in expense plus a $160,000 increase in insurance claims for the quarter. The nine month period reflects the third quarter increases as well as an additional $328,000 increase in insurance claims. The $76,000 and $295,000 increase in revenue equipment rentals from the prior year periods results from an upgrade of the Company's trailer fleet utilizing operating leases as opposed to the prior practice of straight financing of the equipment. General supplies and expenses increased $56,000 for the third quarter as compared to the prior year period. This increase is attributable to approximately $105,000 of professional fees the Company incurred in connection with the aforementioned governmental audits.

Interest expense for the three and nine month periods ended March 31, 1996 increased by $47,000 and $102,000 from the comparable 1995 periods which reflects the Company's higher incremental borrowing rates for working capital as well as new upgraded tractor equipment financed during the second quarter of the current year.

The company also sold certain assets of its Freight Peddlers logistics division effective March 1, 1996 resulting in a loss on the sale of that division of $222,000 which included a fully reserved unsecured $200,000 promissory note receivable.

Having experienced significant losses in the produce segment, the Company's board of Directors decided on June 26, 1995 to wind down and discontinue the entire product sales segment through an orderly liquidation which was estimated to occur over the subsequent two month period. Immediately thereafter, the Company commenced to close the operations and on September 18, 1995 made a General Assignment of all assets of its subsidiary, Nationwide Produce Co., for the pro rata benefit of all creditors of the subsidiary. During the three and nine months ended March 31, 1996, the Company's product sales segment generated a net loss of $483,000 and $1,279,000 respectively. Results of operation for the product sales segment have been classified as discontinued operations in the Company's financial statements for all periods presented.

During the nine months ended March 31, 1996, the Company recognized a net gain to the extent of unpaid liabilities of Nationwide produce Co. (not guaranteed or assumed by the Company) in excess of assets and operating losses from July 1, 1995 to the date of liquidation amounting to $4,000,000 before income tax.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Company's consolidated operating results for the fiscal year ended June 30, 1995, the Company was no longer in compliance with certain financial covenants under the credit facility with it's primary lender. Management is in continuing negotiations with the bank to obtain revised covenants. However, there are no assurances that the bank will restate the covenants for future periods. The current credit facility with the lender expires on July 1, 1996. Management believes that alternative financing sources are available if necessary. At March 31, 1996 the outstanding indebtedness under the transportation facility was $3,136,000 and is classified as a current liability in the Company's financial statements. Revolving bank credit line arrangements for the transportation segment are $5,000,000 and borrowings under the credit facility are limited to 80% of eligible receivables and bear interest at the bank's prime rate plus 1.25%. At March 31, 1996 the produce facility outstanding indebtedness to the bank of $869,000 bearing interest at the bank's prime rate plus 5% which is cross guaranteed and cross collateralized by the Company's transportation subsidiary, CW Truck. Management estimates CW Truck will assume $750,000 of the obligation after the assets of Nationwide Produce Co. are liquidated by the trustee. The bank has fully reserved the $869,000 against CW Truck's credit facility. The Company believes that the assumption or the $750,000 should not have a material adverse effect on it's financial position or continuing operations.

The loan covenant violations, combined with the inability of the Company to obtain restated covenants for future periods, along with losses from operations and negative working capital at June 30, 1995 caused the Company's independent auditors to question the Company's ability to continue as a going concern.

At March 31, 1996, the Company's ratio of current assets to current liabilities and its debt to equity were 0.6:1 and 6.1:1 respectively, as compared to 0.8:1 and 4.6:1 respectively at June 30, 1995.

The Company ended the March 31, 1996 period with $27,000 of cash and negative working capital of $3,943,000. Based upon the Company's expected cash flow from operations and funds available under existing or substitute credit facilities, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs. However, should these sources prove inadequate or unavailable, the Company may be required to seek financing through capital investment.

EFFECTS OF INFLATION

Inflation can be expected to have an impact on the Company's operating costs. A prolonged period of inflation would cause interest rates, fuel costs and other operating costs to increase and would adversely affect the Company's results of operation unless freight rates could be increased. The effect of inflation has been minimal over the previous three years.

SEASONALITY

In the transportation industry generally, results of operations show a seasonal pattern because customers reduce shipments during or after the winter holiday season and because weather variations during winter months. The Company's operating expenses have been historically higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs in colder weather.

Part II. Other Information

ITEM I.  LEGAL INFORMATION

         On December 13, 1995 in Los Angeles Superior Court, Credit Managers Association of California, on behalf of all creditors of Nationwide Produce Co. filed suit against a former director and officer of the Company to recover $497,000 of funds which Credit Managers Association of California believes was misappropriated by the former officer to a corporation he owned and controlled.

         On February 27, 1996, Credit Managers Association of California, on behalf of all creditors of Nationwide Produce Co. filed suit to collect more than $600,000 arising from the salee of a business division of Nationwide in 1994.

         On February 27, 1996, Credit Managers Association of California, on behalf of all creditors of Nationwide Produce Co. filed suit to recover $300,000 of funds from a business customer of Nationwide's which Credit Managers Association believes aided in the transfer of these funds to a Company controlled or owned by a former director and officer of the Company.

         On February 27, 1996, Credit Managers Association of California, on behalf of all creditors of Nationwide Produce Co. filed suit to recover at least $70,000 from two former employees of Nationwide. The suit alleges that while employees of Nationwide, the defendants used Nationwide assets for the benefit of another business.

         During the month of September 1995, the Company's transportation subsidiary, CW Truck, had a cargo claim that approximated $600,000 filed against it by one of its customers. The insurance carrier citing certain exceptions in the cargo policy declined to pay the claim and referred the issue to litigation on February 27, 1996. The Company initiated legal action against the insurance carrier and its agent. The customer additionally filed a cross claim against the Company. Management feels that the Company's suit will be successful. Therefore, no contingent liability has been recorded in the Company's financial statements as of March 31, 1996.

ITEM 5.  OTHER INFORMATION

         During the quarter ended March 31, 1996, the Company sold certain assets of its Freight Peddlers logistics division for a total consideration of $50,000 cash and a fully reserved $200,000 unsecured promissory note receivable. The purchaser was a former officer of the Company and its services consisted of providing total logistic services to its customers. Revenues and operating losses applicable to the division were approximately $2,524,000 and $201,000 for the year ended June 30, 1995 and $4,193,000 and $119,000 for the year ended June 30, 1994, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                                        -------------------------------------
                                        Registrant



DATED:  May 10, 1996                    S/Timothy Lepper
                                        -------------------------------------
                                        Timothy Lepper
                                        President and Chief Executive Officer



DATED:  May 10, 1996                    S/Nathan W. Gordon
                                        -------------------------------------
                                        Nathan W. Gordon
                                        Chief Financial Officer