Form 10-K
period 1996-06-30
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1996-10-15
CIK 810950

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-K

[X}  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                     For the fiscal year ended June 30, 1996

                           Commission File No. 0-23360

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      -------------------------------------

                (Name of Registrant as specified in its charter)

Delaware                                                              95-4105996
--------                                                      ------------------
(State or Other Jurisdiction                                    (I.R.S. Employer
or Organization)                                             Identification No.)

325 N. Cota Street, Corona, California                                     91720
--------------------------------------                                  --------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:               (909) 549-6000
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                                   Name of Each Exchange
     Title of Each Class                            on Which Registered
     -------------------                           ---------------------

Common Stock, $.02 par value                                     NASDAQ
                                                         Bulletin Board

     Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes   X    No
    -----     -----

As of September 13, 1996, there were 4,800,487 shares of the Company's Common Stock, $.02 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on September 13, 1996 was $1,815,000.

                                     PART I

ITEM 1.   BUSINESS

                                  THE BUSINESS

     The Company's core business consists of truck transportation of temperature-controlled products throughout the United States and Canada. Such business operates as Country Wide Truck Service, Inc., a wholly-owned subsidiary of the Company. The Company's strategy is to provide a high level of service to customers requiring temperature-controlled transportation and other specialized transportation services. The Company uses team drivers in approximately forty (40%) percent of its trips in order to provide safe and reliable on-time delivery for long-haul shipments. With the purchase of Vertex Transportation Inc., a freight forwarder, effective July 1, 1994, the Company actively entered the third party transportation logistics business. Sales for the logistics division approximated fifty (50%) percent of transportation revenue. Vertex, in business since 1978, provides its customers with full-service logistics capabilities in less-than-truckload (LTL), truckload, intermodal, and international transportation.

                        BUSINESS HISTORY AND DEVELOPMENT

     Country Wide Truck Service, Inc. ("CW Truck"), one of the Company's wholly-owned subsidiaries, was incorporated in California in 1962. The Company was organized under the laws of the State of Delaware in February 1987 and all of the outstanding common stock of CW Truck was transferred to the Company in exchange for shares of the Company's Common Stock. On April 3, 1987, the Company issued 750,000 shares of its Common Stock in a public common stock offering. In 1988, CSX/Sea-Land Logistics, Inc. acquired a controlling interest in the Company, and expanded the business in a manner which created significant losses. The original owners reacquired control in 1990 and thereafter downsized the operations. By virtue of a Plan and Agreement of Reorganization effective as of July 1, 1992, the Company acquired from Martrade, Ltd., a Minnesota corporation, all of the issued and outstanding shares of common stock of Nationwide Produce Co. (formerly Yellowstone Transportation, Inc.), a Minnesota corporation ("Nationwide"), in exchange for 1,275,000 shares of the Company's Common Stock. On August 31, 1992, Martrade, Ltd., whose majority shareholder is William Martindale, purchased an aggregate of 1,000,000 additional shares of the Company's Common Stock from its then principal shareholders, Barry Plost and David J. Abts, in a private transaction, thereby acquiring a controlling interest in the Company. (See Item 12, Security Ownership of Certain Beneficial Owners and Management.)

     Effective April 1, 1993, CW Truck purchased certain assets of Freight Peddlers, Inc. Freight Peddlers operated as a non-exclusive worldwide transportation sales and marketing company for various transportation related businesses in all modes of transportation. On March 1, 1996, CW Truck sold certain assets of Freight Peddlers for $50,000 cash and a fully reserved $200,000 unsecured promissory note receivable to a former officer of the Company.

     Effective July 1, 1994, CW Truck acquired Vertex Transportation, Inc. ("Vertex"). Vertex was established in October 1978 as Vertex Associates Transportation, Inc., a New York corporation. It was originally established as an agent for CW Truck. In 1980, Vertex received authority as a broker and, while continuing to serve CW Truck as agent, began to expand its business beyond its relationship with CW Truck. During the 1980's, Vertex developed its brokerage and logistics management capabilities and began representing many large corporations, including Kodak, Xerox, DuPont, Bausch & Lomb, Champion Products and General Motors. In 1988, the company changed its name to Vertex Transportation, Inc., in order to more succinctly describe its dedication to third party transportation logistics. In 1992, Vertex ceased to be a regulated FHA broker of property and became an unregulated freight forwarder. This change was not simply a change of name or form but was a step to signal a total consolidated freight management service. Vertex operated as a division of CW Truck through June 27, 1996, when it was incorporated and presently operates as a subsidiary of the Company.

     Vertex was acquired to enhance the marketing arm of Country Wide Truck Service, Inc. and is a transportation brokerage company operating multi-modal services worldwide, specializing in the North America continent with rail and truck service throughout the U.S., Canada and Mexico. Vertex currently operates from a company office in Rochester, New York. With the addition of Vertex, the Company has positioned itself to offer both small and large shippers multi-modal transportation services available at their fingertips on a daily basis.

     On September 10, 1996 the Company signed a letter of intent to be acquired by Continental American Transportation , Inc. The acquisition will be effected through an exchange of stock (five shares of the Company's for one share of Continental). The acquisition is subject to the execution of a definitive agreement, approval of both parties Board of directors, confirmation that the transaction can be treated as a pooling of interests, approval of all applicable regulatory agencies and the approval of both parties shareholders.

TRANSPORTATION OPERATIONS

     CW Truck is an irregular-route truckload common and contract carrier which transports temperature-controlled commodities throughout the United States and Canada. CW Truck concentrates on the hauling of temperature-sensitive products such as photographic materials, pharmaceuticals, fresh produce and food products. At June 30, 1996, CW Truck's operations involved the use of 118 late-model tractors, 226 48-foot temperature-controlled trailers and 5 53-foot dry vans. Vertex is a full service freight forwarder providing its customers a complete range of transportation services including truckload, less than truckload (LTL) distribution, management and logistics implementation, intermodal, international and airfreight services.

TRUCKING AND DATA PROCESSING. The Company maintains an operational system designed to serve its customers and maximize control of its drivers and equipment at all times. The Company currently employs a total of four dispatch managers who together communicate with each driver on a daily basis to monitor pick-up information and progress. These dispatch managers report directly to the Operations Vice-President, keeping him abreast of the status of operations and the pulse of the trucking operations. Additionally, effective July 1, 1994, the Company culminated a sixteen year working relationship with Vertex, which provides dispatching and terminal services for the Company in the Northeastern part of the United States by consummating the Vertex Merger. An on-line computer service is utilized to monitor the Company drivers, equipment, delivery schedules and pickup requirements of customers. The system enables the Company to constantly update the location and status of each truck, respond promptly to customer inquiries, match equipment with the next available load and provide reliable delivery of time-sensitive loads.

MARKETING AND CUSTOMERS. In marketing its services, the Company emphasizes its commitment to customer service and its expertise in service oriented shipments, particularly time-sensitive deliveries. The Company employs a marketing and sales staff which is responsible for marketing the Company's services to existing and new customers in specified geographical areas. To minimize empty miles, the Company's marketing representatives place special emphasis on soliciting customers whose shipping requirements allow the Company to balance the number of load originations and terminations in any given area. Approximately nine (9%) percent of the Company's total miles in fiscal 1996 were empty miles.

     During the fiscal year ended June 30, 1996, the Company transported a variety of commodities including retail goods, produce, auto parts, pharmaceuticals, and photographic materials. The Company's customers included Eastman Kodak, Xerox and Sunkist Growers. During fiscal 1996, the Company's largest 25, 10 and 5 customers accounted for approximately 63%, 51% and 43%, respectively, of the Company's total trucking operation revenues. During that period, the Company's two largest customers, Kodak and National Grocers, in aggregate accounted for approximately thirty-two (32%) percent of the Company's total revenue from its transportation operations. The loss of any of these customers could have a material adverse effect on the Company. No other customer accounted for the more than five (5%) percent of the revenue for the transportation operations.

MAINTENANCE. The Company services all the Company-owned tractors and trailers under a comprehensive maintenance and repair program. Company employed mechanics and outside maintenance personnel perform inspections and routine repair and maintenance on vehicles approximately every 20,000 miles at its maintenance and repair facility in Corona, California. All vehicles undergo routine maintenance and safety inspections each time they return to the Corona maintenance facility. The Corona facility contains six bays for tractor maintenance and safety inspection and six bays for trailer maintenance and safety inspections. The Company's current policy of selling its tractors at a time approximately concurrent with the expiration of the manufacturer's warranty period is intended to reduce maintenance expenses.

EQUIPMENT. The Company purchases tractors and trailers tailored to fill the specific requirements of its trucking operations. Operation of standardized tractors and trailers enables the Company to take advantage of discount bulk purchase arrangements with manufacturers, control the cost of spare part inventories, simplify driver training programs and facilitate tractor and trailer repair and maintenance. Currently, the average cost of a tractor is approximately $79,000 and the average cost of a trailer is approximately $39,000. The following chart described the Company's fleet as of June 30, 1996.

                                             AVERAGE AGE
                COMPANY OWNED     LEASED       (YEARS)       MANUFACTURER
                -------------     ------     -----------     ------------

Tractors             44              74          2.1         International

Trailers             --             231          1.8         Trailmobile

DRIVER SAFETY. The Company currently has in excess of 167 drivers and contractors. Through its safety department, all applicants go through a two-part program. Part One, includes drug testing, motor vehicle license background review and previous employment history. Part Two includes a Classroom Safety Instruction course, which covers the Company's policies, procedures, and safety techniques as well as a road test. The Company maintains a safety department of five individuals who operate the Company's driver screening, training and safety instruction programs. Company safety personnel instruct new drivers on Department of Transportation safety regulations as well as Company safety policies and closely monitor drivers' performances and logs in order to identify and prevent safety problems.

     Approximately forty (40%) percent of the Company's fleet is operated by team drivers. Company employed drivers are paid on the basis of miles driven, loading and unloading, layovers, stops-in-transit and length of service with the Company.

     The Company contracts with independent contractors for the use of tractors and drivers. These independent contractors are typically required to bear all the costs of operation of their equipment including compensation of drivers, maintenance costs, fuel costs, insurance premium, taxes, license and permits. Independent contractors are compensated primarily on the basis of miles operated. All drivers provided by independent contractors are subject to the same qualifications and training procedures as drivers employed by the Company.

EMPLOYEES. At June 30, 1996, the Company employed 129 persons in its transportation operations. The Company's employees are not represented by any union and the Company believes that its employee relations are excellent.

FUEL & TIRE DISCOUNT PROGRAMS. The Company has a fuel discount program with a major oil company and a similar contract with a tire manufacturer for discounts on purchases made by its drivers while in transit.

COMPETITION

     The freight carrying industry is highly competitive, with over 2,000 competitors vying to carry freight (many of which have greater financial resources, own more equipment or carry a greater volume of freight than the Company). While there are thousands of trucking competitors, management believes that the Company ranks in the top 100 companies engaged in temperature-controlled freight handling when ranked by revenue. The Company competes primarily with other trucking companies of its class and to a lesser extent with airlines and railroads. Although the increased competition resulting from deregulation has created pressure to reduce rates, the Company competes primarily on the basis of its quality of service and its ability to provide temperature-controlled and other specialized services. Unlike many other carriers, the Company offers a wide range of specialized services such as handling temperature-controlled freight, time-sensitive deliveries and intermodal transportation. The Company believes that by providing a wider range of transportation services, it is able to attract and retain customers with diverse and specialized needs.

REGULATIONS

TRUCKING OPERATIONS The Company is a common and contract motor carrier regulated by the FHA, the DOT and various state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, rates and charges, and certain mergers, consolidations and acquisitions. The Motor Carrier Act of 1980 substantially increased competition among motor carriers and limited the level of regulation in the industry. The Act enables applicants to obtain FHA operating authority more easily and allows interstate motor carriers such as the Company to change their rates without FHA approval. The law also allows for the removal of many route and commodity restrictions on the transportation of freight.

     Federal regulations have been instituted regarding drug and alcohol testing of drivers and uniform commercial driver's licenses. The Company believes it is in compliance with the federal regulations.

     The Company was granted an Ontario, Canada operating license in February 1989, and Quebec, Canada operating license in June 1993, allowing the Company to haul truckload freight between all points in the Provinces of Ontario and Quebec and the United States.

     During January and February of 1996, CW Truck underwent operating license audits by the Department of Transportation, California Highway Patrol and the Province of Ontario, Canada. As a result of these audits, unsatisfactory ratings were issued by all three agencies pending a further audit by the California Highway Patrol, which was conducted in July 1996. As a result of this audit, CW Truck was issued a conditional rating until January 1997 when all three agencies will again perform new audits. A less than satisfactory rating at this time could result in CW Truck experiencing difficulties obtaining operating license authority from one or more of these agencies. Management has instituted a compliance program it feels will enable CW Truck to achieve the satisfactory rating during January 1997.

     The Company transports no petroleum products or other hazardous waste materials and none of its facilities store fuel.

     Federal regulations require tractor manufacturers to certify that new tractors meet certain federal emissions standards. The Company receives such certificates with each new tractor it purchases. Certain environmental regulations require the Company to conduct fuel, and oil spill prevention programs and to comply with certain regulations concerning the disposal and discharge of waste oil. The Company believes that it is in compliance, in all material respects, with all applicable waste disposal and emissions regulations and all other applicable regulatory requirements relative to its trucking business. Federal, state and local regulations relating to the work place and the discharge of materials into the environment are continually changing; therefore, it is difficult to gauge the total future impact of such regulations of the Company. Although no assurances may be given, existing government regulations are not expected to have a material effect on the Company's competitive position, operating results or planned capital expenditures.

DISCONTINUED OPERATIONS

     Through its former subsidiary, Nationwide Produce Co. ("Nationwide"), the Company operated a "mixer" produce operation. Having experienced significant losses in certain divisions of Nationwide during the quarter ended March 31, 1995, management began a review of its entire product sales group. As a result of the review, two of Nationwide's divisions (Salinas lettuce packing and the tomato repackaging divisions) were closed in May of 1995. Continued losses in the Company's product sales segment through June 30, 1995 with no possibility of improvement forced management and the Board of Directors on June 26, 1995 to decide to discontinue the entire segment through an orderly liquidation process which they estimated would occur over the subsequent two month period. Immediately thereafter, the operations were begun to close, and on September 18, 1995 the Company made a General Assignment of all assets of its subsidiary, Nationwide Produce Co., for the pro rata benefit of all creditors of the subsidiary. A general assignment under California State Law is an alternative to Chapter 7 bankruptcy liquidation. The Company had provided both organic and commercial produce from growers in and around California, the Pacific Northwest, Mexico and the Southeastern United States to the principal chain supermarkets, wholesalers and food service distributors in the United States and Canada as well as overseas.(See also Certain Relationships and Related Transactions and Management's Discussion and Analysis of Financial Condition and Results of Operations herein)

     Nationwide Produce Co. ("Nationwide") operated a full-service marketing firm in Los Angeles, California importing, exporting and distributing conventional and organic produce nationwide and overseas. Operating from a 100,000 square foot leased warehouse adjacent to the Los Angeles Produce Market, Nationwide shipped domestically and internationally to major domestic food retailers and wholesalers. Another division of Nationwide, Martrade, operated as an export sales arm of principal food and other consumer product manufacturers.

OASIS MOUNTAIN CITRUS, INC. Oasis Mountain Citrus, Inc. ("Oasis") is an inactive corporation which operated a citrus packing facility located in Oasis, California whose products were sold by various in-house sales organizations. During the quarter ended June 30, 1994, the Company executed an agreement to sell its produce packing operations and related assets.

REGULATIONS

PRODUCE OPERATIONS. The Company's produce operations were subject to significant Federal, State and regional regulations for the purpose of promoting health and sanitation standards, and establishing safety standards for the protection of employees and the environment.

     The principal Federal and State agencies charged with certain responsibilities over produce packing and processing operations include the United States Department of Agriculture ("USDA"), the United States Food and Drug Administration, the United States Environmental Protection Agency, California Department of Food and Agriculture, California Department of Industrial Relations, California Department of Health Services, California Agricultural Labor Relations Board, State and regional water and air quality control boards and various county commissioners. USDA and California Department of Food and Agriculture representatives monitor produce for compliance with Federal and State standards for size and grade.

     The Company was also required to obtain various business licenses from Federal, State and local authorities since its business involved citrus fruit and other perishable agricultural commodities.

     The Company believes that it complied with all relevant Federal, State, local and regional rules and regulations governing its operations including marketing and the safe use and handling of chemicals, air emissions and waste water discharge. The Company believes that it was in compliance with all other laws including all governmental regulations pertaining to environmental or occupational safety and health considerations.

INSURANCE.  The Company has the following types of insurance coverage:

                                                                  DEDUCTIBLE PER
     TYPE OF INSURANCE            MAXIMUM ANNUAL COVERAGE           OCCURRENCE
     -----------------            -----------------------         --------------

Auto & General Liability         . . . . . . . $10,000,000            $5,000

Cargo                            . . . . . . . . . 500,000             5,000

Physical Damage                  . . . . actual cash value             2,500

     The Company's management believes that its current insurance coverages are adequate in light of the scope and nature of its operations.

ITEM 2.   PROPERTIES

     At June 30, 1996, the Company owned tractors, trailers and other equipment valued at $3,580,000. The Company leases the following facilities within the transportation segments:

LOCATIONS                 TYPE                     SIZE           ANNUAL RENTAL
---------                 ----                     ----           -------------

Corona,             Terminal, Office          20,000 Sq. Feet
California          Maintenance                 on 5.4 acres        $ 148,800

East Rochester,
New York            Warehouse, Office         10,000 Sq. Feet       $  90,000

Leases relating to the product sales segment have not been presented since these operations have been discontinued.

ITEM 3.   LEGAL PROCEEDINGS

     The nature of the Company's business routinely results in litigation, primarily claims for personal injury and property damage incurred in the transportation of freight. The Company believes that all pending litigation of this type is adequately covered by insurance and that adverse results in one or more of these matters would not have a material adverse affect on its financial position or operations.

     Effective September 18, 1995, the Company's subsidiary, Nationwide Produce Co., which comprised the entire product sales segment of the Company, made a General Assignment of all assets of the corporation to Credit Managers Association of California for the pro rata benefit of all creditors of the corporation. The Company has ceased all business functions in its product sales segment.

     On December 13, 1995, in Los Angeles Superior Court, Credit Managers Association of California, on behalf of all creditors of Nationwide Produce Co. filed suit against a former director and officer of the Company to recover $497,000 of funds which Credit Managers Association of California believes was misappropriated by the former officer to a corporation he owned and controlled.

     On February 27, 1996, Credit Managers Association of California, on behalf of all creditors of Nationwide Produce Co., filed suit to collect more than $600,000 arising from the sale of a business division of Nationwide in 1994.

     On February 27, 1996, Credit Managers Association of California, on behalf of all creditors of Nationwide Produce Co., filed suit to recover at least $70,000 from two former employees of Nationwide. The suit alleges that while employees of Nationwide, the defendants used Nationwide assets for the benefit of another business.

     During the month of September 1995, the Company's transportation subsidiary, CW Truck, had a cargo claim that approximated $600,000 filed against it by one of its customers. The insurance carrier citing certain exceptions in the cargo policy declined to pay the claim and referred the issue to litigation on February 27, 1996. The Company initiated legal action against the insurance carrier and its agent. The customer additionally filed a cross claim against the Company. Management feels that the Company's suit will be successful. Therefore, no contingent liability has been recorded in the Company's financial statements as of June 30, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                     MARKET

     The Company's common Stock was traded on the NASDAQ Electronic Market under the symbol CWTS until August 1996. Having failed to meet the listing requirements of the NASDAQ Electronic Market the Company's shares have since August 1996 traded on the Bulletin Board The following table presents high and low prices for the Company's Common Stock published by the National Quotation Service, Inc., as well as the range of closing high and low bid prices as so reported. The quotations represent prices in the over-the-counter-market between dealers in securities and do not include retail markup, markdown or commissions and do not necessarily represent actual transactions. Quarterly market price information for the Company's shares of Common Stock is as follows:

  QUARTER ENDING                  BID PRICES                  ASK PRICES
                             High            Low           High           Low
                             ----           ----           ----           ---

Sept. 30, 1994               5-1/4          3-1/4          5-3/8          3-1/2

Dec. 31, 1994                5-1/8          3-1/2          5-1/2          3-3/4

Mar. 31, 1995                4-1/2          2-7/8          4-3/4              3

Jun. 30, 1995                3-5/8          1-3/8          3-7/8         1-9/16

Sept. 30, 1995              2-3/16          1-1/8          2-1/8         1-1/16

Dec. 31, 1995                15/16          17/32          15/16          17/32

Mar. 31, 1996                11/16           9/32            5/8            1/4

Jun. 30, 1996                 7/16           5/32            3/8           5/32


                                  SHAREHOLDERS

     As of June 30, 1996, the number of shareholders of record of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 179.

                                 DIVIDEND POLICY

     The Company plans to retain future earnings, if any, for use in its business and, accordingly, the Company does not anticipate paying dividends in the foreseeable future. Any earnings are expected to be used for the operation and expansion of the Company's business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements. In addition, as a holding company, the Company's ability to pay dividends may be dependent upon distributions received from its operating subsidiaries. The Company's subsidiaries have line of credit agreements which contain certain provisions which limit the ability of the subsidiaries to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA

     Effective July 1, 1992, Martrade Ltd., a Minnesota corporation, executed an agreement to exchange 100% of the issued and outstanding stock of Nationwide Produce Co. (formerly Yellowstone Transportation, Inc.) for 1,275,000 shares of newly issued common stock of CWTS. As a result of this transaction, Martrade Ltd. obtained a controlling interest in CWTS which has been accounted for as a reverse acquisition in accordance with APB Opinion 16, Business Combinations, and EITF 90-13, Accounting for Simultaneous Common Control Mergers.

     The capital stock accounts of the combined enterprise have been adjusted to reflect that of Country Wide Transport Services, Inc. as the surviving legal corporate entity. However, in accordance with the applicable accounting pronouncements, Nationwide Produce Co. has been treated as the acquiring enterprise in the business combination and, as a result, its equity is presented as the equity of the combined enterprise.

     Nationwide recorded the acquired assets and liabilities of CWTS at fair value as of the date of acquisition as required by the purchase method of accounting and the operations of CWTS are reflected in the operations of the combined entity from the date of acquisition.

     Set forth below is selected historical financial data of Nationwide for the years prior to the merger and selected historical financial data of the Company for the fiscal years ended June 30, 1996, 1995, 1994 and 1993 (after the merger) and should be read in conjunction with the respective consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                          STATEMENT OF OPERATIONS DATA

                     (in thousands, except per share amount)

                               YEAR ENDED JUNE 30

                              1996       1995       1994       1993       1992
                              ----       ----       ----       ----       ----

OPERATING REVENUE:

Transportation revenue      $ 47,356   $ 54,744   $ 34,210   $ 27,117    $ 1,087

Operating expenses            48,959     54,551     32,499     25,859      1,002
                            --------   --------   --------   --------    -------

Operating income (loss)      (1,603)        193      1,711      1,258         85
                            --------   --------   --------   --------    -------

Net income (loss) from
  continuing operations      (2,552)      (169)        677        444         44
                            --------   --------   --------   --------    -------

Net income (loss) per
  common share from
 continuing operations        (0.53)     (0.03)       0.18       0.13       0.04
                            --------   --------   --------   --------    -------

Average shares
 outstanding                   4,801      4,774      3,832      3,481      1,275
                            --------   --------   --------   --------    -------

                               BALANCE SHEET DATA

                     (in thousands, except per share amount)
                                     JUNE 30

                             1996       1995       1994       1993       1992
                             ----       ----       ----       ----       ----
Cash and
cash equivalents           $     37   $     57   $    910   $    165   $     44

Working capital
(deficit)                    (3,980)    (1,691)     3,199       (340)       (74)

Property and
equipment, net                3,580      4,069      5,752      7,916        189

Total assets                 14,608     18,910     21,626     19,510      3,251

Long-term debt and
capital leases,
excluding current
portion                       2,616      1,579      5,730      6,715         95

Total liabilities            12,706     15,538     14,264     13,981      2,386

Total stockholders'
equity                        1,902      3,372      7,362      5,529        849

Dividends per
common share                  -----      -----      -----      -----      $0.62

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information and analysis of the Company's financial condition and results of operations for the years ended June 30, 1996, 1995 and 1994. The discussion should be read in conjunction with the Company's audited financial statements and notes thereto and "Selected Financial Data" included elsewhere herein.

INTRODUCTION

     For the fiscal year ended June 30, 1996, the Company derived revenue from transportation services. For the fiscal years ended June 30, 1995 and 1994, the Company derived revenues from two principal lines of business: transportation services and product sales. However, the product sales segment was discontinued effective June 26, 1995. When practical, the Company realized the benefit from administrative economies of scale by utilizing centralized credit, personnel, safety, and accounting functions for the benefit of the consolidated group.

     The following analysis of the Company's financial condition and results of operations for the fiscal years ended June 30, 1996, 1995 and 1994, should be read in conjunction with the Consolidated Financial Statements, related Notes thereto, and other information presented elsewhere in this Form 10K. Average balances, including such balances used in calculating financial and performance ratios, are generally a blend of month-end averages, which management believes are representative of the operations of the Company.

                             RESULTS OF OPERATIONS

                          FINANCIAL INFORMATION FOR THE
                       YEARS ENDED JUNE 30, 1996 AND 1995

     Net loss from continuing operations for the year ended June 30, 1996 amounted to $2,552,000, compared to net loss of $169,000 for the year ended
June 30, 1995. The decrease in profitability was primarily attributable to a soft market for trucking services, severe winter weather, unfavorable prior year governmental audits, increased insurance claims and a one time loss on the sale of a business division.

     Operating revenue for the year ended June 30, 1996 decreased 13.5% to $47,356,000 from $54,744,000 for the comparable 1995 period. Revenue within the Company's transportation logistics division decreased by $100,000 to $24,039,000 for the year ended June 30, 1996 from $24,139,000 for the comparable 1995 period. Revenue within the Company's truckload division decreased by $7,288,000 to $23,317,000 for the year ended June 30, 1996 from $30,605,000 for the comparable 1995 period. The decrease is attributable to the negative market conditions as well as a reduction in the Company's tractor fleet from 216 units at June 30, 1995 to 118 units at June 30, 1996. Loaded miles decreased from 26,776,000 to 20,535,000 for the period while pricing increased $.021 per loaded mile for the year ended June 30, 1996.

     Operating costs decreased $5,592,000 to $48,959,000 for the year ended
June 30, 1996 from $54,551,000 for the year ended June 30, 1995, a 10.3%
decrease. As a percentage of sales, operating costs increased to 103.4% for the year ended June 30, 1996 from 99.7% for the year ended June 30, 1995. The percentage increase is primarily attributable the results of two unfavorable audits conducted by governmental agencies, for prior periods, and increased insurance claims for the period. The percentage increase consists of an $330,000 and .8% increase in operating taxes and licenses attributable to the aforementioned governmental audits, a $117,000 and .6% increase in insurance claims, a $300,000 and 1.1% increase in increase in revenue equipment rentals which reflects the Company's acquiring of equipment through operating leases and a larger than normal tractor to trailer ratio, and a .2% increase in general operating expenses including a $105,000 cost for professional fees the Company incurred in connection with the aforementioned governmental audits.

     Interest expense increased $174,000 for the year ended June 30, 1996 compared to the prior year period and is reflective of the Company's higher incremental borrowing rates for working capital as well as higher rates for new upgraded tractor equipment financed during the second quarter of the current year.

     The Company also sold certain assets of it's Freight Peddlers logistics division effective March 1, 1996 resulting in a loss on the sale of that division of $222,000 which included a fully reserved unsecured $200,000 note receivable.

     The Company also had a $111,000 decrease in gain on the sale of assets as compared to the previous years comparable period due to a need to sell equipment in a generally depressed equipment market.

     During the fiscal year ended June 30, 1995, the Company discontinued its product sales segment which operated within the Company's subsidiary, Nationwide Produce Co. Having experienced significant losses in certain divisions of Nationwide Produce during the quarter ended March 31, 1995, management began a review of its entire product sales group. As a result of the review, two of Nationwide's divisions (Salinas lettuce packing and the tomato repackaging division) which together lost a total of $1,400,000 during the quarter ended March 31, 1995, were closed during May 1995. In addition the Company closed its Country Wide Produce division which consisted of marketing and distribution of organic produce from facilities in Thermal, California and Pittsburgh, Pennsylvania. After continued losses in the product sales segment through June 30, 1995 with no possibility of improvement, management and the board of directors determined on June 26, 1995 to wind-down and discontinue the entire product sales operations effective June 30, 1995. This process culminated in the filing of a General Assignment during September 1995 of all assets of Nationwide Produce for the pro rata benefit of all creditors of the subsidiary. A General Assignment is an alternative to a Chapter 7 bankruptcy liquidation. Results of operations for the product sales segment have been classified as discontinued operations in the Company's audited financial statements for all periods presented.

     During the year ended June 30, 1996, the Company's product sales segment generated a loss before income tax expense of approximately $959,000. This reflects the continuing operating losses generated by Nationwide Produce Co. before the General Assignment for the benefit of creditors as well as wind down expenses associated with the general assignment. The product sales segment also generated a gain on forgiveness of debt of $2,370,000 net of income tax benefit of $1,630,000 for the year ended June 30, 1996. Management feels that adequate reserves exist as of June 30, 1996 for any future expenses associated with the General Assignment.

     During the fiscal year ended June 30, 1996, the Company experienced significant losses from continuing operations. These losses were primarily generated by CW Truck, which generated a pre-tax loss of $3,223,000 An approximately $7.2 million decrease in revenue was due to a soft market for trucking services, severe winter weather conditions and an eroding customer base. The aforementioned, unfavorable government audits and increased insurance claims further increased the losses.

     The above-mentioned losses, lack of compliance with financial covenants of its primary lender and the resulting negative working capital, have caused the Company's independent auditors to conclude that substantial doubt exists as to the Company's ability to continue as a going concern.

                          FINANCIAL INFORMATION FOR THE
                       YEARS ENDED JUNE 30, 1995 AND 1994

     Net loss from continuing operations for the year ended June 30, 1995 amounted to $169,000, compared to net income of $677,000 for the year ended June 30, 1994. The decrease in profitability was primarily attributable to a reduction in produce-related temperature-controlled freight in the California market area due to extreme adverse weather conditions during the prime Spring growing season which corresponds with the second half of the Company's fiscal year.

     Operating revenue for the year ended June 30, 1995 increased 60.4% to $54,744,000 from $34,210,000 for the comparable 1994 period. The increase reflects the Company's expanded efforts within its transportation logistics division including the July 1994 acquisition of Vertex Transportation. Revenue within the Company's transportation logistics division increased by $20,470,000 to $24,138,000 for the year ended June 30, 1995 from $3,668,000 for the comparable 1994 period. Revenue within the Company's truckload division increased by $54,000 to $29,111,000 for the year ended June 30, 1995 from $29,057,000 for the comparable 1994 period which is attributable to a 1.0% increase in the Company's loaded miles to 26,776,000 for the year ended June 30, 1995 from 26,522,000 for the year ended June 30, 1994 and a corresponding decrease in revenue per loaded mile to $1.09 from $1.10 for the prior year period. Revenue within the Company's drayage division increased by $10,000 to $1,495,000 for the year ended June 30, 1995 from $1,485,000 for the comparable 1994 period.

     Operating costs increased $22,052,000 to $54,551,000 for the year ended June 30, 1995 from $32,499,000 for the year ended June 30, 1994, a 67.9%
increase. As a percentage of sales, operating costs increased to 99.6% for the year ended June 30, 1995 from 95.0% for the year ended June 30, 1994. The increase is primarily attributable to the larger percentage of revenue generated by the transportation logistics division, which traditionally pays a larger percentage of purchase transportation since it maintains none of its own revenue equipment. The $22,052,000 increase consists of an $18,404,000 increase in purchased transportation, a $1,515,000 increase in salaries and related expenses and a $389,000 increase in general supplies and expenses which are attributable to the acquisition of Vertex Transportation in July 1994 as well as a $1,113,000 increase in revenue equipment rentals which reflects the Company's acquiring of equipment through operating leases, a $70,000 increase in depreciation and amortization reflecting additional goodwill amortization resulting from the Vertex merger and a $561,000 increase in general operating expenses including additional insurance and claims expense due to positive reserve adjustments in the prior year period.

     There has been no material effect on the Company's operating costs as a result of the increase in federal gasoline tax which became effective October 1, 1993. The lack of impact is due to the fact that the bulk of fuel used is purchased by owner operators.

     Interest expense decreased $108,000 for the year ended June 30, 1995 compared to the prior year period and is reflective of more favorable financing terms obtained by the Company under its credit facilities during May 1994.

     During the fiscal year ended June 30, 1995, the Company discontinued its product sales segment which operated within the Company's subsidiary, Nationwide Produce Co. Having experienced significant losses in certain divisions of Nationwide Produce during the quarter ended March 31, 1995, management began a review of its entire product sales group. As a result of the review, two of Nationwide's divisions (Salinas lettuce packing and the tomato repackaging division) which together lost a total of $1,400,000 during the quarter ended March 31, 1995, were closed during May 1995. In addition the Company closed its Country Wide Produce division which consisted of marketing and distribution of organic produce from facilities in Thermal, California and Pittsburgh, Pennsylvania. After continued losses in the product sales segment through June 30, 1995 with no possibility of improvement, management and the board of directors determined on June 26, 1995 to wind-down and discontinue the entire product sales operations effective June 30, 1995. This process culminated in the filing of a General Assignment during September 1995 of all assets of Nationwide Produce for the pro rata benefit of all creditors of the subsidiary. A General Assignment is an alternative to a Chapter 7 bankruptcy liquidation. Results of operations for the product sales segment have been classified as discontinued operations in the Company's audited financial statements for all periods presented.

     During the year ended June 30, 1995, the Company's product sales segment generated a loss before income tax benefit of approximately $7.4 million. Through a series of events and circumstances including rapid and ill-timed expansion in operations involving citrus packing and tomato repackaging, an organic produce marketing and distribution division without a full appreciation of the competitive marketplace, and a retail produce concern at the Los Angeles Wholesale Produce Market, all contributed to a pre-tax loss from operations for the year of approximately $3.25 million. These circumstances combined with extreme adverse weather conditions in Southern California, bad debt write-offs in excess of $2.5 million, a $647,000 expense associated with goodwill and leasehold improvement write-offs associated with discontinuance of the segment, a $532,000 investment loss in an attempt to acquire three retail bays in the Los Angeles Produce Market from a company which filed for bankruptcy protection, and an inventory write-down in January 1995 of approximately $300,000 associated with a substantial devaluation of the Mexican currency, all contributed to the pre-tax loss for the product sales segment of approximately $7.4 million for the year ended June 30, 1995.

     In connection with the Company's discontinuance of the product sales segment, Nationwide Produce Co., the Company discovered a potential irregularity relative to misappropriation of cash receipts totaling approximately $497,000 by an officer/director. Current management and the other members of the board of directors have performed an initial review of the method of concealment which consisted of depositing customer checks into a bank account of an entity owned by the officer/director. Management has notified corporate as well as outside legal counsel, Credit Manager's Association of California which is the trustee of Nationwide Produce Co. pursuant to the filing of a General Assignment for the Benefit of Creditors, and Nationwide's secured lender whose collateral is the
subject of the potential irregularity.   As a result of the foregoing, the
Company has established a reserve as of June 30, 1995 of $497,000 against the trade receivables of the discontinued segment. Based on procedures performed by the Company, management does not believe that there exists any other potential material irregularities; however, management is continuing to investigate the matter.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to a loan agreement with a commercial bank dated June 30, 1996, the Company's transportation segment utilizes a credit facility which provides for maximum outstanding borrowings of $4.75 million reducing to $4.5 million at October 1, 1996. The Agreement bears interest at the bank's reference rate plus 3%. The credit facility, which expires on December 31, 1996, is secured by substantially all assets of the Company, including accounts receivable. Management has commenced negotiations with other lending institutions in order to have alternative financing in place upon expiration of this agreement. At June 30, 1996, the outstanding indebtedness under the transportation facility was $2,726,000 and is classified as a current liability in the Company's audited financial statements.

     The Company's product sales segment utilized a $3.5 million credit facility with the same commercial bank with stated interest at the bank's reference rate plus 5.00%. Outstanding indebtedness under the product sales line of credit at June 30, 1996 was approximately $834,000. The product sales line of credit is cross-guaranteed and cross-collateralized by the Company's transportation subsidiary, Country Wide Truck Service, Inc.. The indebtedness was effectively assumed by the Company on September 5, 1996 and at which time the interest rate was restated to the bank's reference rate plus 3%.

     The Company provided $1,114,000 of cash flow from continuing operations and utilized $992,000 in discontinued operations during the year ended June 30, 1996. $3,028,000 of proceeds from the disposal of property and equipment, $70,000 proceeds from the sale of a business division were used to purchase $408,000 of new equipment and to pay down $2,832,000 of debt to financial institutions.

     As of June 30, 1996, the Company had total debt of $12,706,000. The Company's ratio of current assets to current liabilities and its debt to equity were .6:1 and 6.7:1, respectively, as compared to .8:1 and 4.6:1 respectively, at June 30, 1995. These ratios were negatively affected by the Company's operating results for its fiscal year, the assumption of the produce sales credit facility as of June 30, 1996 and the purchase of new upgraded tractors during the year ended June 30, 1996.

     The Company intends to utilize the services of owner-operators to expand the volume of its long-haul trucking operations rather than financing all growth through additional borrowings. Management intends to maintain a fleet of Company-owned trailers proportionate to the change in the owner-operator fleet. The Company expects that it will acquire a significant portion of its future revenue equipment through operating leases when leasing is a favorable financing alternative. No significant capital expenditures were planned or committed as of June 30, 1996.

     During July 1994, the Company consummated a stock acquisition of Vertex Transportation, Inc. Cash required for the acquisition was financed with funds available under the Company's credit facility. Management believed that the acquisition would increase overall future cash flow of the Company based on historical profitability and working capital acquired. Concurrent with the acquisition, the Company experienced an immediate increase in availability under its existing credit facility, based on acquired trade receivables, of approximately $1,374,000 which was utilized, in part, to finance the transaction. Prior to acquisition, Vertex Transportation had no long-term debt or working capital credit facility.

     The Company ended the June 30, 1996 period with $37,000 cash and cash equivalents, and negative working capital of $3,980,000. Based upon expected cash flow from operations and funds available under existing or substitute credit facilities, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs and capital expenditure requirements. However, should these sources prove inadequate or unavailable, the Company may be required to seek additional financing through capital investment.

                              EFFECTS OF INFLATION

     Inflation can be expected to have an impact on the Company's operating costs. A prolonged period of inflation would cause interest rates, fuel costs and other costs to increase and would adversely affect the Company's results of operations unless freight rates could be increased. The effect of inflation has been minimal over the past three years.

                                   SEASONALITY

     In the transportation industry generally, results of operations show a seasonal pattern because customer's reduce shipments during and after the winter holiday season and because of weather variations during the winter months. The Company's operating expenses have historically been higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs in colder weather. Extreme prolonged periods of rain in the western United States can result in adverse efforts on revenue due to the reduced availability of produce freight.

                           FORWARD LOOKING INFORMATION

     The Company's current plan continues to reflect the need to expand marketing in its CW Truck subsidiary, reduce operating costs, obtain additional working capital and the need to successfully negotiate certain agreements with its lender.

     On September 10, 1996 the Company signed a letter of intent to be acquired by Continental American Transportation , Inc. The acquisition will be effected through an exchange of stock (five shares of the Company's for one share of Continental). The acquisition is subject to the execution of a definitive agreement, approval of both parties Board of directors, confirmation that the transaction can be treated as a pooling of interests, approval of all applicable regulatory agencies and the approval of both parties shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        SEE INDEX TO FINANCIAL STATEMENTS

                                    PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

     The following table sets forth the names and ages of all directors and executive officers of the Company as of June 30, 1996, all positions and offices with the Company held by each person, each person's term of office as a Director and their business experience for each of the past five years.

NAME                     AGE         POSITION
----                     ---         --------

TIMOTHY LEPPER           48          DIRECTOR, CHIEF EXECUTIVE OFFICER,
                                     PRESIDENT-COUNTRY WIDE TRUCK
                                     SERVICE, INC.

WAYNE N. PARRY           45          DIRECTOR, SECRETARY,  PRESIDENT-
                                     VERTEX TRANSPORTATION, INC.

MARK T. BOYER            39          DIRECTOR

JOHN C. RUSSELL          61          DIRECTOR

NATHAN W. GORDON         58          CHIEF FINANCIAL OFFICER

     On November 10, 1993, by Consent to Action by a majority of stockholders, the By-laws of the Company were amended to provide for three classes of directors; Class A consisting of two directors elected for a three-year term; Class B consisting of two directors elected for a two-year term; Class C consisting of three directors elected for a one-year term. On November 10, 1993, William Martindale was elected a Class A director, Kenneth Gordon was elected a Class B director and Messrs. Michael McCowan and John Russell were elected Class C directors each to hold office for the term specified and until their successors are elected and qualified. On July 6, 1994, Timothy Lepper was elected a Class B director and Wayne N. Parry was elected a Class C director. On November 3, 1994, Mark Boyer was elected a Class A director. Messrs. Gordon, McCowan, and Martindale resigned effective August 25, 1995, September 18, 1995, and September 30, 1995, respectively. At the Company's annual meeting held on January 12, 1996 Messrs. Russell and Parry were elected Class C directors. No replacements for Messrs. Gordon, McGowan, or Martindale have been elected.

     Set forth below is certain information with respect to the directors, executive officers and key employees of the Company:

     TIMOTHY LEPPER - Director, Chief Executive Officer and President- Country Wide Truck Service graduated in 1973 from Brockport State College. From 1971-1974 he was employed as a salesman for REA Express and later promoted to District Sales Manager, Rochester and Buffalo, NY From 1974-1978 he was employed by Time D.C. as Terminal Manager in Rochester and Buffalo, NY In 1978 Mr. Lepper was Terminal Manager for Transcon Lines, Rochester, NY In 1978 he co-founded Vertex Transportation, Inc. Mr. Lepper served as President of Vertex from 1978 until its acquisition by CW Truck on July 1, 1994.

     WAYNE N. PARRY - Director and President of Vertex Transportation graduated in 1973 cum laude from Niagara University with a B.S. in Transportation. In 1973 he joined the management training program at Red Star Express Lines, Buffalo, NY and become Customer Service Manager. In 1975 he was employed with Mobil Chemical Company, Macedone, NY as a Transportation Manager and in 1977 was promoted to Customer Service/Distribution Manager. In 1978 he co-founded Vertex Transportation Inc. Mr. Parry served as Vice President and Secretary of Vertex from 1978 until its acquisition by CW Truck on July 1, 1994.

     JOHN C. RUSSELL - Director, is an attorney who has engaged in the private practice of law for over thirty years. Mr. Russell is counsel to Kroll & Tract with offices in New York City. He has served as an officer and director of numerous corporations. From December 1987 to February 1993 he was President and a Director of OB Systems & Mining, a manufacturer of electrical equipment for the mining and transit industries. On June 28, 1996 Mr. Russell became General Counsel of W.P. Stewart & Co. Inc. in New York, New York.

     MARK T. BOYER - Director, has spent the majority of his working career in the investment business. Since July 1992, Mr. Boyer has been the president and a director of ROI Capital Management. During the preceding year, Mr. Boyer managed his personal securities portfolio. From February 1988 to July 1991, he was general partner and portfolio manager with Volpe, Welty & Company, in San Francisco, California, and from May 1982 to February 1988, he was an analyst and fund manager with Fidelity Management Research, Inc., in Boston, Massachusetts. Mr. Boyer received his BA degree, magna cum laude, in finance, accounting, and computer sciences from American University in 1980 and his MBA degree in finance and accounting from Columbia University in 1982.

     NATHAN W. GORDON - CFO, Has been engaged in the public accounting profession as a sole practitioner for over thirty years. His firm Nathan W. Gordon CPA has served as the independent accountant for Vertex since its inception prior to the Company's acquisition in July of 1994. Mr. Gordon continues to actively participate as a public accountant and at present is considered a part time employee of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth cash compensation paid to the chief executive officer and the executive officers of the Company and its subsidiaries for services rendered to the Company and its subsidiaries during the fiscal year ending June 30, 1996, whose total cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                 FISCAL
NAME AND PRINCIPAL POSITION       YEAR       SALARY     BONUS       COMPENSATION
---------------------------      ------      ------     -----       ------------

Timothy Lepper (1)               1995       $250,000          -              -
president, CEO                   1996       $250,000

Wayne N. Parry (1)
President - Vertex
Transportation                   1995       $250,000          -              -
                                 1996       $250,000

Howard F. Fogle, Jr. (1)         1994       $125,000          -              -
Vice President - Marketing       1995       $150,000          -              -
                                 1996       $108,000          -              -

William A. Martindale (1)(2)
Chairman of the Board,           1994       $140,000          -              -
President,                       1995       $250,000          -              -
CEO                              1996             --          -              -

Kenneth L. Gordon (4)            1994       $120,000          -              -
Vice President                   1995       $135,000          -              -
Nationwide Produce Co.           1996             --          -              -

Barry D. Plost (1)(3)            1994       $162,500     $8,000              -
President, CEO                   1995              -          -              -
                                 1996              -          -              -

(1) Aggregate value of perquisites and other personal benefits was less than 10% of total salary and bonus.

(2) Mr. Martindale resigned September 1, 1995 and was replaced as President and CEO by Timothy Lepper. Mr. Martindale resigned as a director on September 30, 1995.

(3) Mr. Plost resigned July 6, 1994 and was replaced as President and CEO by William Martindale.

(4)  Mr. Gordon resigned on September 18, 1995.

DIRECTOR COMPENSATION

     The Company's Board of Directors presently consists of four members. Two directors hold salaried positions with the Company and receive no additional compensation. Two directors presently receive compensation of $6,000 per annum.

STOCK OPTIONS

     In April, 1993, the Company entered into a Stock Option Agreement with Howard F. Fogle, Jr. Pursuant to the agreement, the Company granted Mr. Fogle an option to acquire 50,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. The option granted to Mr. Fogle vests at the rate of 10,000 shares on each of the first through fifth anniversary of the agreement. Vesting of options are generally conditioned upon Mr. Fogle being in the employment of the Company on the vesting dates. All options granted in the Stock Option Agreement were canceled March 1, 1996, in connection with the sale of Freight Peddlers to Mr. Fogle.

     In August 1993, the Company entered into a Stock Option Agreement with Barry D. Plost. Pursuant to the agreement, the Company granted Mr. Plost an option to acquire 100,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. The option granted to Mr. Plost vested at the rate of 20,000 shares on each of the first through fifth anniversary of the agreement. Vesting of options were generally conditioned upon Mr. Plost being in the employment of the Company on the vesting dates. All options granted in the Stock Option Agreement expire in September 1998. Pursuant to the Consulting Agreement by and between the Company and Mr. Plost effective July 5, 1994, options covering 20,000 shares became vested. The options for the remaining 80,000 shares were canceled. The option to acquire 20,000 shares was exercised in January 1995.

     In August 1993, the Company entered into a Stock Option Agreement with William A. Martindale. Pursuant to the agreement, the Company granted Mr. Martindale an option to acquire 150,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. The option granted to Mr. Martindale vested at the rate of 30,000 shares on each of the first through fifth anniversary of the agreement. Vesting of options were generally conditioned upon Mr. Martindale being in the employment of the Company on the vesting dates. All options granted in the Stock Option Agreement expire in September 1998. Pursuant to the agreement, thirty days subsequent to Mr. Martindale's
September 1, 1995 resignation, all options covered by the agreement were automatically canceled.

     On June 1, 1994, the Company, as compensation for investment banking services, entered into Stock Option Agreements with Joseph Charles & Company, Andrew Lassak, Vestcap International Management Ltd. and Paige and Associates Corp. The option granted Joseph Charles & Company covers 12,500 shares of common stock at an exercise price of $3.50 per share and expires November 30, 1996. The option granted to Andrew Lassak covers 37,500 shares of common stock at an exercise price of $3.50 per share and expires November 30, 1996. The option granted to Vestcap International Management Ltd. covers 50,000 shares of common stock at an exercise price of $4.00 per share and expired on May 31, 1996. The option granted to Paige and Associates Corp. covers 100,000 shares of common stock at an exercise price of $3.00 per share and expires on May 31, 1997. Paige and Associates Corp. exercised options to acquire 30,500 shares during the fiscal year ended June 30, 1995.

BENEFIT PLANS

     Effective April 1, 1993, the Company adopted a Deferred Compensation 401K Plan (the "Plan") covering all full-time employees of itself and its subsidiaries. To be eligible to participate in the Plan, employees, with the exception of drivers, must have been employed by the Company for 90 days;
drivers are eligible to participate  following one year of   service.  Employees
involved in the Plan may contribute up to 20% of their compensation, on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the Plan are invested at the direction of the participant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 1996 by (i) each director of the Company, (ii) each person nominated to become a director of the Company, (iii) each of the executive officers named in the Summary Compensation Table above,
(iv) all directors and executive officers of the Company as a group, and (v) each person known by the Company to own beneficially more than five (5%) percent of the Common Stock.

                                                       AMOUNT AND
 TITLE OF CLASS            NAME AND ADDRESS OF          NATURE OF
PERCENT OF CLASS          BENEFICIAL OWNERSHIP         BENEFICIAL      OWNERSHIP
----------------          --------------------         ----------      ---------

Common               Timothy Lepper                  . . . .313,300       6.53
                     18 Kilkenny Court
                     Fairport, NY  14450

Common               Mark Boyer (1)                  . . . .289,200       6.02
                     1 Bush Street, #1150
                     San Francisco, CA  94104

Common               Wayne N. Parry                  . . . .325,000       6.77
                     27 Fall Meadow Drive
                     Pittsford, NY  14534

Common               Barry Plost                     . . . .250,000       5.21
                     10701 Wilshire Blvd.
                     Suite 1802
                     Los Angeles, CA  90024

Common               Special Situations Funds        . . . .333,333       6.94
                     625 Madison Avenue
                     10th Floor
                     New York, NY  10022

Common               Salcot Holdings Limited         . . . .350,000       7.29
                     c/o McGoodwin James & Co.
                     611 Anton Blvd.
                     Suite 1250
                     Costa Mesa, CA  92626

Common               All Directors and Officers      . . . .927,500      19.32
                     as a group (3 individuals)

     (1) 217,200 of the shares attributed to Mark Boyer are owned by ROI Partners, ROI & Lane L. P. or accounts controlled by ROI Partners. Mr. Boyer is a general partner of ROI Partners and as such, controls said shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the Company's discontinuance of the product sales segment, Nationwide Produce Co., the Company discovered a potential irregularity relative to misappropriation of cash receipts totaling approximately $497,000 by an former officer and director. Current management and the other members of the board of directors performed a review of the method of concealment which consisted of depositing customer checks into a bank account of an entity owned by the former officer and director. Management notified corporate as well as outside legal counsel, Credit Manager's Association of California, which is the trustee of Nationwide Produce Co. and Nationwide's secured lender whose collateral is the subject of the potential irregularity. As a result of the foregoing, the Company established a reserve as of June 30, 1995 of $497,000 against the trade receivables of the discontinued segment. Based on procedures performed by the Company, management does not believe that there exists any other potential material irregularities. (See also Item #3 Legal Proceedings contained herewithin).

     Effective September 18, 1995, the Company's subsidiary, Nationwide Produce Co., made a General Assignment of all assets of the corporation for the pro rata benefit of all creditors of the Corporation. A General Assignment under California state law is an alternative to Chapter 7 bankruptcy liquidation.

     Effective July 1, 1994, the Company acquired Vertex Transportation, Inc. from Timothy Lepper and Wayne Parry. the former shareholders. The purchase price of $3,571,000 was paid in cash of $2,231,000 and through the issuance of 500,000 newly issued shares of common stock valued at $2.50 per share. Additionally, effective July 1, 1994 CW Truck entered into a five year lease of certain office space and warehouse facilities in East Rochester, NY with Vertex Investment Partners, a partnership whose partners are Wayne Parry and Timothy Lepper. The lease provides for annual rental payments of $90,000.

     Effective September 1, 1995, William Martindale resigned as an officer and employee of the Company. For and in consideration of (a) the execution of a consulting agreement through June 30, 1998 totaling approximately $200,000, (b) the transfer and assignment of 88,845 shares of the Company's common stock to the Company by Martindale and/or Martrade Ltd., (c) the release of Martindale from any and all guaranties to repay indebtedness, if any, of Martrade Ltd. to the Company or any of its subsidiaries under a certain loan agreement dated August 31, 1994, and (d) cancellation of Martindale's employment agreement with the Company, the debt of Martrade Ltd. to Nationwide Produce Co. of approximately $666,000 was settled and compromised as of September 1, 1995 Also effective September 30, 1995, Martindale resigned as a director of the Company. On November 30, 1995, the board of directors informed Martindale of their decision to cancel the above-mentioned consulting agreement with an effective date of September 1, 1995.

     On June 1, 1994 Martrade Ltd. purchased from Barry Plost an option to acquire 410,000 shares of the Company's Common Stock at prices ranging from $4.30 to $4.50 per share. Martrade Ltd. paid Barry Plost consideration totaling $300,000 to acquire the option. On July 5, 1994, Martrade Ltd. exercised its right to acquire 200,000 of the option shares on January 4, 1995. Also on July 5, 1994, Martrade Ltd. exercised its right to acquire 210,000 of the option shares on June 1, 1995. Martrade Ltd. did not consummate the purchase of the option shares.

     Effective May 15, 1994, the Company acquired from Martrade Ltd. certain food brokerage trading businesses and related supply and agency agreements for a consideration of $750,000. The consideration consisted of $150,00 cash and $600,000 reduction of debt.

     Martrade Ltd. and William A. Martindale are parties to an agreement with the Company which requires Martrade Ltd. to repay monies it has received from the Company. At June 30, 1995, the amount owed by Martrade Ltd. to the Company for such monies was approximately $669,000. Such note was forgiven upon Mr. Martindale's resignation on September 1, 1995 (see further disclosure herein).

     During the fiscal years ended June 30, 1996 and 1995 the Company received $58,000 and $63,000 of management fee income from a company which is owned in part by two officers/directors of the Company. Subsequent to June 30, 1996 the Company began direct billings to this company for transportation brokerage services.

     During the fiscal years ended June 30, 1996, 1995 and 1994, the Company paid to law firms which John C. Russell, a director, is or was a partner of, approximately $53,000, $172,000 and $97,000, respectively.

     During the fiscal years ended June 30, 1996 and 1995 the Company paid to a CPA firm which Nathan W. Gordon, the CFO was the owner , approximately $10,000 and $10,000, respectively.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS
          ON FORM 8-K

(a)  1.   Financial Statements

     The financial statements listed on the accompanying Index to Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors are filed as part of this report.

     2.   Schedule

     The schedule listed on the accompanying Index to Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors are filed as part of this report.

     3.   Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)  Reports on Form 8-K

     1. Report on Form 8-K dated September 15, 1995 regarding resignation of William A. Martindale as Chairman of the Board, President and Chief Executive Officer.

     2. Report on Form 8-K dated September 18, 1995 regarding resignation of Michael R. McCowan, director, and the filing by Nationwide Produce Co. of a General Assignment for the Benefit of Creditors.

     3. Report on Form 8-K dated October 26, 1995 regarding resignation of William A. Martindale as a director.

     4. Report on Form 8-K dated September 23, 1996 regarding the letter of intent for the acquisition of the Company by Continental American Transportation, Inc..

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 11, 1996.


                         COUNTRY WIDE TRANSPORT SERVICES, INC.


                         By:  S/ Timothy Lepper
                              ------------------
                              Timothy Lepper, President
                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of October 11, 1996.

                         COUNTRY WIDE TRANSPORT SERVICES, INC.


                         By:  S/ Nathan W. Gordon
                              -------------------
                              Nathan  W. Gordon
                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons constituting a majority of the directors of the registrant on October 11, 1996.


Signatures                         Title                  Date
----------                         -----                  ----




   S/Timothy Lepper                                       October 11, 1996
-------------------------
Timothy Lepper                     President, CEO,
                                   Director



   S/John C. Russell                                      October 11, 1996
-------------------------
John C. Russell                    Director



   S/Wayne N. Parry                                       October 11, 1996
-------------------------
Wayne N. Parry                     Director

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . . . F-2

CONSOLIDATED BALANCE SHEETS - June 30, 1996 and 1995 . . . . . . . . . . . . F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended
  June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - For the Period from
  July 1, 1993 through June 30, 1996 . . . . . . . . . . . . . . . . . . . . F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended
  June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . F-7

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . F-9

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Country Wide Transport Services, Inc.
Corona, California

We have audited the consolidated balance sheets of Country Wide Transport Services, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Country Wide Transport Services, Inc. and subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a loss from operations during each of the years ended June 30, 1996 and 1995, and has a working capital deficiency at June 30, 1996. Additionally, the Company is not in compliance with debt covenants for its working capital line of credit, and payment terms on other debt, and management has not yet been able to obtain waivers, nor are they assured that they will be able to obtain waivers, from the banks regarding this noncompliance. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Our audits referred to above include audits of the financial statement schedule listed under Item 14(a)(2) of Form 10K. In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.



HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
September 9, 1996

              COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,
                                                      -------------------------
                                                          1996         1995
                                                      -----------   -----------

                                     ASSETS

CURRENT ASSETS:
  Cash                                                $    37,000   $    57,000
  Accounts receivable, net                              5,199,000     6,455,000
  Accounts receivable - officers and employees             85,000        39,000
  Driver advances                                         203,000       408,000
  Inventories                                              29,000        31,000
  Prepaid expenses                                        380,000       471,000
                                                      -----------   -----------
       Total current assets                             5,933,000     7,461,000

PROPERTY AND EQUIPMENT, net                             3,580,000     4,069,000

OTHER ASSETS:
  Deposits                                                270,000       212,000
  Covenants not to compete, net                                 -       154,000
  Excess of purchase price over fair value of net
    assets acquired, net                                4,825,000     5,055,000
  Net long-term deferred tax asset                              -     1,959,000
                                                      -----------   -----------
       Total assets                                   $14,608,000   $18,910,000
                                                      -----------   -----------
                                                      -----------   -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term
    debt                                              $ 4,329,000   $ 4,159,000
  Current portion of capital lease obligations                  -       166,000
  Accounts payable and accrued liabilities              5,584,000     4,827,000
                                                      -----------   -----------
       Total current liabilities                        9,913,000     9,152,000
LONG-TERM DEBT, LESS CURRENT PORTION                    2,616,000     1,077,000
LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT
  PORTION                                                       -       502,000
LIABILITIES IN EXCESS OF ASSETS OF DISCONTINUED
  OPERATIONS                                              177,000     4,807,000
                                                      -----------   -----------
       Total liabilities                               12,706,000    15,538,000
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 9, 10, 11, and 15)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, issuable in series, none issued                 -             -
  Common stock, $.02 par value, 10,000,000 shares
    authorized, 4,801,000 shares issued and
    outstanding                                            96,000        96,000
  Warrants                                                 40,000        40,000
  Additional paid-in capital                            6,763,000     6,763,000
  Retained earnings (deficit)                          (4,997,000)   (3,527,000)
                                                      -----------   -----------
       Total stockholders' equity                       1,902,000     3,372,000
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $14,608,000   $18,910,000
                                                      -----------   -----------
                                                      -----------   -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE YEARS ENDED JUNE 30,
                                    -------------------------------------------
                                         1996           1995           1994
                                    -------------  -------------  -------------
NET REVENUES:
  Transportation revenue            $  47,356,000  $  54,744,000  $  34,210,000
                                    -------------  -------------  -------------
OPERATING COSTS AND EXPENSES:
  Purchased transportation             33,044,000     38,169,000     19,765,000
  Salaries and related expenses         5,653,000      6,333,000      4,818,000
  Operating expenses                    4,786,000      4,598,000      4,037,000
  Revenue equipment rentals             1,884,000      1,584,000        471,000
  General supplies and expenses         2,336,000      2,499,000      2,110,000
  Depreciation and amortization         1,256,000      1,368,000      1,298,000
                                    -------------  -------------  -------------
       Total operating costs and
         expenses                      48,959,000     54,551,000     32,499,000
                                    -------------  -------------  -------------

OPERATING INCOME (LOSS)                (1,603,000)       193,000      1,711,000

OTHER INCOME (EXPENSE):
  Interest expense                       (741,000)      (567,000)      (675,000)
  Interest income                          33,000         22,000          2,000
  Other, net                              (36,000)       (12,000)        (1,000)
  Loss on sale of business division      (222,000)             -              -
  Gain on disposition of assets            19,000        130,000         55,000
                                    -------------  -------------  -------------
       Total other income (expense)      (947,000)      (427,000)      (619,000)
                                    -------------  -------------  -------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES, DISCONTINUED
  OPERATIONS AND EXTRAORDINARY
  ITEM                                 (2,550,000)      (234,000)     1,092,000

PROVISION FOR INCOME TAX (EXPENSE)
  BENEFIT                                  (2,000)        65,000       (415,000)
                                    -------------  -------------  -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                           (2,552,000)      (169,000)       677,000
                                    -------------  -------------  -------------

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued
    business segments, net of
    applicable income tax (expense)
    benefit of ($329,000), $2,116,000
    and ($3,000) for the years ended
    June 30, 1996, 1995 and 1994,
    respectively                       (1,288,000)    (5,242,000)         4,000
                                    -------------  -------------  -------------

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                   (3,840,000)    (5,411,000)       681,000
EXTRAORDINARY ITEM:
  Gain on forgiveness of debt of
    discontinued operations, net of
    applicable income tax expense
    of $1,630,000 (Note 10)             2,370,000              -              -
                                    -------------  -------------  -------------

                                   (continued)

              COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE YEARS ENDED JUNE 30,
                                    -------------------------------------------
                                         1996           1995           1994
                                    -------------  -------------  -------------
NET INCOME (LOSS)                   $  (1,470,000) $  (5,411,000)    $  681,000
                                    -------------  -------------  -------------
                                    -------------  -------------  -------------

NET INCOME (LOSS) PER COMMON
  SHARE:
  Continuing operations             $       (0.53) $       (0.03) $        0.18
  Discontinued operations                   (0.27)         (1.10)             -
  Extraordinary item                         0.49              -              -
                                    -------------  -------------  -------------
    Net Income (loss) per common
      share                                (0.31)  $      (1.13)  $        0.18
                                    -------------  -------------  -------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                         4,801,000      4,774,000      3,832,000
                                    -------------  -------------  -------------
                                    -------------  -------------  -------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                           ---------------------------                   ADDITIONAL      RETAINED         TOTAL
                                              NUMBER OF                                    PAID-IN       EARNINGS     STOCKHOLDERS'
                                               SHARES         AMOUNT        WARRANTS       CAPITAL       (DEFICIT)       EQUITY
                                           ------------   ------------   ------------   ------------   ------------   ------------
BALANCES, July 1, 1993                        3,500,000   $     70,000   $          -   $  4,256,000   $  1,203,000   $  5,529,000

   Sale of stock, net of costs                  750,000         15,000         40,000      1,682,000              -      1,737,000
   Excess of purchase price over net
      assets acquired of business
      operations under common control                 -              -              -       (735,000)             -       (735,000)
   Excess of fair market value over
      option prices for options issued
      in connection with services to
      be rendered                                     -              -              -        150,000              -        150,000
   Net income                                         -              -              -              -        681,000        681,000
                                           ------------   ------------   ------------   ------------   ------------   ------------

BALANCES, June 30, 1994                       4,250,000         85,000         40,000      5,353,000      1,884,000      7,362,000

   Stock issued for Vertex acquisition          500,000         10,000              -      1,240,000              -      1,250,000
   Exercise of options                           51,000          1,000              -        170,000              -        171,000
   Net loss                                           -              -              -              -     (5,411,000)    (5,411,000)
                                           ------------   ------------   ------------   ------------   ------------   ------------

BALANCES, June 30, 1995                       4,801,000         96,000         40,000      6,763,000     (3,527,000)     3,372,000

   Net loss                                           -              -              -              -     (1,470,000)    (1,470,000)
                                           ------------   ------------   ------------   ------------   ------------   ------------

BALANCES, June 30, 1996                       4,801,000      $  96,000   $     40,000   $  6,763,000   $ (4,997,000)  $  1,902,000
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

          See accompanying notes to consolidated financial statements.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED JUNE 30,
                                                          ------------------------------------------
                                                              1996           1995           1994
                                                          ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations           $ (2,552,000)  $   (169,000)  $    677,000
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
         Deferred income taxes                                       -              -        423,000
         Depreciation and amortization                       1,256,000      1,368,000      1,298,000
         Gain on disposition of assets                         (19,000)      (130,000)       (56,000)
         Loss on disposal of business divisions                222,000              -              -
         Provision for uncollectible accounts
            receivable                                         (76,000)        17,000        274,000
         Reserve adjustments                                                        -       (232,000)
      (Increase) decrease in:
         Accounts receivable                                 1,332,000     (1,812,000)    (2,561,000)
         Accounts receivable - officers and employees          (46,000)       134,000       (135,000)
         Drivers advances                                      204,000        (54,000)      (370,000)
         Inventories                                             2,000         71,000       (387,000)
         Prepaid expenses                                       92,000         29,000       (318,000)
         Deposits                                              (58,000)       (40,000)       (76,000)
      Increase (decrease) in:
         Accounts payable and accrued liabilities              757,000      1,518,000      1,361,000
                                                          ------------   ------------   ------------
      Net cash provided by (used in) operating
         activities from continuing operations               1,114,000        932,000       (102,000)
                                                          ------------   ------------   ------------

   Net income (loss) from discontinued operations           (1,288,000)    (5,242,000)         4,000
         Depreciation and amortization                           8,000        132,000        150,000
         (Gain) loss on disposition of assets                   14,000              -       (238,000)
         Deferred income taxes                                       -     (2,116,000)             -
         Provision for uncollectible accounts and
            notes receivable                                         -      1,327,000              -
         Valuation allowance on forgiven note
            receivable from related party                            -        613,000              -
         Reserve for loss on potential irregularity                  -        497,000              -
         Changes in operating assets                           274,000      2,249,000              -
                                                          ------------   ------------   ------------
      Net cash used in operating activities
         from discontinued operations                         (992,000)    (2,540,000)       (84,000)
                                                          ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable                                      -         (3,000)      (181,000)
   Collections on notes receivable                                   -         81,000         87,000
   Increase in note receivable - related party                       -        (17,000)    (1,242,000)
   Collections on note receivable - related party                    -        135,000        764,000
   Additions to property and equipment                        (408,000)      (844,000)      (520,000)

                                   (continued)

               COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                  FOR THE YEARS ENDED JUNE 30,
                                                          ------------------------------------------
                                                              1996           1995           1994
                                                          ------------   ------------   ------------
   Proceeds from disposal of property
      and equipment                                          3,028,000        774,000        950,000
   Proceeds from disposal of business division                  70,000              -              -
   Additions to intangibles                                          -       (222,000)        (1,000)
   Merger and acquisition costs                                      -              -        (33,000)
                                                          ------------   ------------   ------------
      Net cash provided by (used in) investing
         activities                                          2,690,000        (96,000)      (176,000)
                                                          ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on borrowings                        (58,954,000)   (65,676,000)    (4,830,000)
   Net cash borrowings from line of credit                  56,151,000     66,356,000      4,035,000
   Payments on notes payable                                   (29,000)             -              -
   Sale of common stock, net                                         -        171,000      1,902,000
                                                          ------------   ------------   ------------
      Net cash provided by (used in) financing
         activities                                         (2,832,000)       851,000      1,107,000
                                                          ------------   ------------   ------------

INCREASE (DECREASE) IN CASH                                    (20,000)      (853,000)       745,000

CASH, at beginning of year                                      57,000        910,000        165,000
                                                          ------------   ------------   ------------

CASH, at end of year                                      $     37,000   $     57,000   $    910,000
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                            $    719,000   $    870,000   $    761,000
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
      Income taxes                                        $     47,000   $     25,000   $     28,000
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------

   Non-cash investing and financing transactions:
         Purchase of property and equipment with
            debt or reduction of receivable               $  3,316,000   $    117,000   $    101,000
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
         Property and equipment purchased for
            forgiveness of note receivable
            - related party                               $          -   $          -   $    600,000
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
         Propery and equipment sold for note
            receivable                                    $          -   $          -   $    620,000
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
         Reduction of debt and goodwill associated
            with Delfino & Rosen asset sale               $          -   $          -   $     45,000
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
         Excess of fair market value over option
            price for options issued for services
            to be rendered                                $          -   $          -   $    150,000
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
         Equipment sold for short-term receivable         $          -   $          -   $    450,000
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
         Net assets of Vertex Transportation, Inc.
            acquired with common stock                    $          -   $  1,250,000   $          -
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
         Liabilities surrendered in connection
            with disposal of business division            $     43,835   $          -   $          -
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------

       See accompanying notes to these consolidated financial statements.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Country Wide Transport Services, Inc. ("CWTS") was incorporated in the State of Delaware in 1987. Its wholly-owned subsidiary, Country Wide Truck Service, Inc. ("CW Truck") is an irregular-route, truckload common and contract carrier which transports a wide variety of commodities requiring temperature control throughout the continental United States and Canada. During the fiscal year ended June 30, 1996, CW Truck sold its CK Trucking and Freight Peddlers Divisions. Through its wholly-owned subsidiary, Vertex Transportation, Inc. ("Vertex"), CW Truck operates as a full service logistics company which provides truckload, less-than truckload (LTL), intermodal, and international transportation services. Vertex operated as a division of CW Truck until its incorporation on June 27, 1996.

     Through its wholly-owned subsidiary, Nationwide Produce Co. ("Nationwide"), the Company operated a full service product sales marketing firm importing, exporting and distributing conventional and organic produce as well as consumer food products nationwide and overseas. CWTS merged with Nationwide Produce Co. (formerly known as Yellowstone Transportation, Inc., "Yellowstone") effective July 1, 1992 (See Note 3). During the fiscal year ended June 30, 1995, the Company discontinued the product sales segment operated by Nationwide as a result of significant losses within the subsidiary. Results of operations for the product sales segment have been classified as discontinued operations for all periods presented (See Note
     10).

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of CWTS and subsidiaries ("the Company"). All significant intercompany transactions have been elminated in consolidation.

     DRIVER ADVANCES - The Company periodically advances funds to drivers during the normal course of business. Drivers are advanced funds for expenses incurred during trips. All such advances are offset against total amounts due upon settlement.

     INVENTORIES - Inventories for the trucking operations consist primarily of spare parts and oil and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost. Provision for depreciation and amortization on property and equipment is calculated using the straight-line and accelerated methods over the estimated useful lives of the assets. Salvage values of 20% to 30% are used in the calculation of depreciation for transportation revenue equipment.

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred whereas significant renewals and betterments are capitalized. Maintenance and repairs expense for the transportation segment for the years ended June 30, 1996, 1995 and 1994 was $518,000, $682,000 and $1,111,000, respectively.

     Tires on new transportation revenue equipment are capitalized as a component of the related equipment cost when the vehicle is placed in service and recovered through depreciation over the life of the vehicle.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The cost of replacement tires, including recapped tires, is capitalized and amortized over the estimated tire lives.

     INTANGIBLE ASSETS - The excess of the aggregate purchase price over the fair value of net assets of businesses acquired is included in the accompanying balance sheet as "Excess of purchase price over fair value of net assets acquired" ("Goodwill") and is being amortized over periods ranging from 25 to 30 years using the straight-line method. Goodwill amounts are reported net of accumulated amortization of $599,000 and $392,000 at June 30, 1996 and 1995, respectively. The carrying value of goodwill is evaluated at least annually. The Company considers current facts and circumstances related to purchased entities, including expected future operating income, to determine whether it is probable that impairment has occurred. The value attributed for goodwill is reduced by the tax effect from utilization of net operating loss carryforwards acquired in the merger (See Note 13).

     Covenants not to compete are being amortized over the terms of their respective agreements and are carried at cost, less accumulated amortization of, $39,000 at June 30, 1995. There were no covenants not to compete in effect at June 30, 1996.

     ACCOUNTING FOR LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets". The Company adopted SFAS No. 121 upon its issuance. SFAS 121 requires the Company to compare the net carrying value of long-lived assets to the related estimates of future cash flows, and other criteria, if recoverability of a long-lived asset is in doubt, to determine if impairment has occurred. If it is determined that the net carrying value is overstated, then impairment is recognized to reduce the carrying value to the estimated fair value. The change in the Company's accounting policy for impairment for long-lived assets had no effect on the Company's financial statements on the date of adoption.

     ACCRUED INSURANCE AND LOSS RESERVES - The Company retains a portion of the risk under vehicle liability, cargo loss, physical damage and other insurance programs. Reserves have been recorded which reflect estimated liabilities including claims incurred but not reported. Amounts estimated to be paid within one year have been classified as accrued expenses with the remainder, if any, included in other non-current liabilities.

     REVENUE RECONGNITION - Transportation revenues and related expenses are recognized using a method which approximates recognition of both revenue and direct costs when shipment is completed.

     INCOME TAXES - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     ACCOUNTING FOR STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123 for its employees, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

     EARNINGS PER COMMON SHARE - Earnings per common share was computed based on the weighted average number of shares outstanding during the period presented. The effect on earnings per common share from outstanding stock options and warrants was antidilutive or immaterial.

     STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumption that affect the amount reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, the estimated useful lives for property and equipment, realizability of deferred tax assets, recoverability of goodwill, and claims reserve. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

     CONCENTRATIONS OF CREDIT RISK - Credit Risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar ecomonmic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, the credit risk amounts shown do not take into account the value of any collateral or security.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are determined at discrete points in time based on relevant market information. These estimates invlove uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the consolidated financial statements at June 30, 1996.

     RECLASSIFICATION - Certain reclassifications have been made to the prior year consolidated financial

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     statements to conform with the current presentation. Such reclassifications had no effect on net income (loss).


2.   UNCERTAINTY AS TO GOING CONCERN:

     As shown in the accompanying consolidated financial statements, the Company has reported significant net losses for the years ended June 30, 1996 and 1995, and at June 30, 1996, had a deficit in working capital of $3,980,000. Additionally, the Company was in default with the majority of the loan covenants on loans with its primary lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management commenced a program during 1995 to downsize the remaining operations and to eliminate all excessive expenses. Such program continues to be implemented, however, there is no assurance that the program will ultimately be successful in returning the Company to profitability.

     The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainity.


3.   MERGERS, ACQUISITIONS, AND DIVESTITURES:

     During October 1992, the Company formed Oasis Mountain Citrus, Inc. ("Oasis"), a California corporation and wholly-owned subsidiary of CW Truck, for the purpose of acquiring assets of a citrus packing operation located in Thermal, California. The purchase price was $160,000 and the transaction was accounted for using the purchase method. Amounts assigned in the accompanying consolidated balance sheets to assets purchased and liabilities assumed as of the date of acquisition were based upon their estimated fair values (See Note 8). Oasis had insignificant operations through the date of acquisition.

     On April 29, 1994, the Company executed an agreement to sell its produce packing operation and related assets located in Thermal, California. The purchaser was an unrelated corporation and the purchase was effective June 30, 1994. The sales price was $900,000 payable in $220,000 cash and a $680,000 interest bearing note payable over six years. The sale resulted in a gain to the Company in the amount of approximately $247,000. For the year ended June 30, 1994, the packing operation incurred a pretax loss of approximately $252,000 on revenue of approximately $950,000. As of June 30, 1995 the note was in default and in dispute with the maker. Accordingly, the balance was fully reserved as of June 30, 1995.

     Effective April 1, 1993, CW Truck acquired certain assets of Freight Peddlers, Inc. for $100,000. This transcation was accounted for using the purchase method and resulted in $12,000 of goodwill, representing the excess of the purchase price over the fair market value of net assets acquired. In addition, the Company paid the former owner $100,000 in the form of notes payable and 25,000 shares of the Company's common stock, valued at $81,000, for a covenant not to compete (See Note 8). Freight Peddlers had insignificant operations through the date of acquisition. Effective March 1, 1996, the

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Company sold certain assets of its Freight Peddlers division to a former officer of the Company for $50,000 cash and a fully-reserved $200,000 unsecured promissory note receivable. The note receivable is payable over time through a reduction in potential future commission expense incurred by the Company and payable to the buyer. The net loss on the sale was $222,000 which includes the fully-reserved, unsecured $200,000 promissory note receivable. Revenues for the division for the years ended June 30, 1996, 1995 and 1994 were $1,204,000, $2,524,000 and $4,163,000, respectively and operating losses for the same periods were $319,000, $119,000 and $99,000, respectively.

     On November 17, 1995, the Company sold certain assets of its CK Trucking division for $20,000 and the assumption of certain liabilities totaling approximately $44,000. The net gain on the sale was approximately $6,000. Revenues for the division for the years ended June 30, 1996, 1995, and 1994 were $588,000, $1,496,000, and $1,485,000, respectively and operating income (losses) for the same periods were $(24,000), $78,000, and $95,000, respectively.

     During May 1994, the Company purchased the export trading and animal feed ingredients businesses of Martrade Ltd. for $150,000 in cash and the extinguishment of $600,000 in debt owed by Martrade Ltd. to the Company. Martrade Ltd. was 100% owned by an officer/director/stockholder of the Company prior to its acquisition. For a ninety day period commencing on July 1, 1996, the Company will have the right to require Martrade Ltd. to repurchase the business segments and assets for $750,000 if the sales volume does not meet certain specificed criteria for fiscal years ending June 30, 1995 and 1996. The operations and assets purchased of Martrade Ltd. were not material to the operations of the Company. In consummating the transaction, the Company reviewed an independent appraisal of the business segments purchased, which indicated a value of approximately 100% greater than the purchase price. Additionally, the Board of Directors formed a subcommittee to evaluate the transaction. The subcommittee retained its own independent accounting and legal counsel to review the transaction. After the subcommittee's review, they reported unanimously that the transaction should be completed. Accordingly, in accordance with Accounting Principal Board Opinion Number 16, the transaction was accounted for as a purchase, with the net assets recorded at their historical net book value. The excess of the purchase price over the historical net book value was charged to paid in capital due to the transaction occurring between entities under common control.

     Effective June 30, 1994, Yellowstone, Nationwide, Delfino and Rosen and CW Produce merged into Yellowstone as the surviving entity and the shares of the subsidiary corporations were surrendered and canceled. Effective June 30, 1994, Yellowstone formally changed its name to Nationwide Produce Co.

     On July 1, 1994, the Company completed the acquisition of Vertex Transportation, Inc., a privately-held, integrated logistics company located in Rochester, New York for $2,321,000 in cash and 500,000 shares of the Company's common stock valued at $2.50 per share in exchange for all of the Vertex outstanding shares. The acquisition was accounted for as a purchase. Vertex operated as a division of Country Wide Truck Services, Inc. from July 1, 1994 until June 27, 1996 at which time Vertex was incorporated as a wholly-owned subsidiary of the Company. The purchase price of $3,571,000 was allocated to the net assets acquired, which approximated their fair market value. The excess of purchase price over the recorded book value has been allocated to "Excess of purchase price over fair value of net assets acquired" which orginally totaled $2,776,000. Such amount are amortized to expense using the straight-line method

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     over a twenty-five year period. Vertex operations have been consolidated with the Company and are included in the accompanying statement of operations commencing on the effective merger date.

     In connection with the purchase, the two prior owners entered into three-year convenants not to compete and five-year employment contracts which provide for minimum salary levels of $250,000 each per annum and incentive bonuses. Additionally, the Company has agreed to rent a facility from the prior owners for a term of 5 years commencing July 1, 1994 at an amount of $90,000 per annum.

     Additionally, see Note 10.


4.   ACCOUNTS RECEIVABLE:

     For the fiscal years ended June 30, 1995 and 1994, the Company operated in two industry segments, transportation and the marketing and selling of food products. Effective September 18, 1995, the Company ceased the marketing and selling of food products by making a General Assignment of all of the segments assets for the pro-rata benefit of all creditors (See Note 10).

     The Company's transportation segment provides services to the temperature-controlled and general commodities truckload freight market throughout the continental United States and Canada. Accounts receivable for the transportation segment, net of allowance for doubtful accounts, amounted to $5,199,000 and $6,455,000, at June 30, 1996, and 1995, respectively. The
     Company performs periodic credit evaluation of its customers' financial condition and generally does not require collateral. The Company has recorded allowances of $122,000, and $198,000, at June 30, 1996 and 1995, respectively, which have been netted against the related amounts receivable.

     The Company's product sales segment was primarily concentrated in the western United States including Hawaii, Guam, and the Pacific Rim. Accounts receivable for the product sales segment, net of allowance for doubtful accounts, amounted to $4,606,000, at June 30, 1995. The balance at June 30, 1995 is included in the accompanying balance sheet in the account entitled "Liabilities in excess of assets of discontinued operations." The Company has recorded an allowance of $250,000, at June 30, 1995, which has been netted against related amounts receivable (See
     Note 10).


5.   NOTES RECEIVABLE:

     Notes receivable are attributed to the discontinued product sales segment; therefore, the balances at June 30, 1995 are included in the accompanying balance sheets in the account entitled "Liabilities in excess of assets of discontinued operations."

                COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Notes receivable consisted of the following:

                                                        JUNE 30, 1995

    Unsecured note receivable, due on or before
      September 1996 with interest at 9 1/2%               $   25,000
    Note receivable, due in monthly installments of
      $806 including interest at 10% through May 2001,
      when the remaining principal balance is due,
      collateralized by real property                          64,000
    Unsecured, non-interest bearing note
      receivable, due on demand                                76,000
    Unsecured, non-interest bearing note
      receivable, due in monthly installments
      of $5,951 through January 1995                           16,000
    Note receivable, due in six annual installments
      of $133,912, commencing June 1995 through
      June 2000, plus interest with a face contract
      amount of 5% discounted at 7 3/4% collateralized
      by certain equipment.  At June 30, 1995, the
      face contract amount of the note was $680,000
      while the related interest discount was $60,000         620,000
                                                           ----------
                                                              801,000
    Less current portion                                          -
    Less valuation allowances                                 656,000
                                                           ----------
                                                           $  145,000
                                                           ----------
                                                           ----------

The $620,000 note arose from the sale of the produce packing operations and related assets of Oasis Mountain Citrus, Inc. effective June 30, 1994 (See Note
3). The borrower has defaulted on the first principal installment of $113,912 due June 1, 1995, citing a dispute arising from related grower advances. The Company has not recognized interest income for the year ended June 30, 1995 pending resolution of the dispute and has reserved the entire balance as of June 30, 1995 (See Note 10).

                COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  INVENTORIES:

    Inventories consisted of the following:

                                                            JUNE 30,
                                                  ------------------------
                                                    1996           1995
                                                 ----------     ----------

      Transportation:

      Spare parts and tires                       $  28,000      $  21,000
      Fuel and oil                                    1,000         10,000
                                                  ---------     ----------
                                                     29,000         31,000
                                                  ---------     ----------
      Product sales:

      Produce                                             -         67,000
      Product held for export                             -        476,000
                                                  ---------     ----------
                                                          -        543,000
                                                  ---------     ----------
                                                  $  29,000     $  574,000
                                                  ---------     ----------
                                                  ---------     ----------

    The balance at June 30, 1995 for the product sales segment is included in the accompanying balance sheets in the account entitled "Liabilities in excess of assets of discontinued operations" (See Note 10).


7.  PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following:

                                                           JUNE 30,               ESTIMATED
                                               ------------------------------
                                                    1996              1995       USEFUL LIVES
                                               ------------      ------------    ------------

      Revenue equipment                        $  3,834,000      $  5,535,000    5 to 7 years
      Service cars                                   11,000           164,000    5 years
      Furniture and office equipment                505,000           627,000    4 to 5 years
      Machinery and equipment                        29,000            37,000    5 years
      Leasehold improvements                        137,000           145,000    life of lease
                                               ------------      ------------
                                                  4,516,000         6,508,000
      Less accumulated depreciation and
        amortization                               (936,000)       (2,439,000)
                                               $  3,580,000      $  4,069,000
                                               ------------      ------------
                                               ------------      ------------



    The balance at June 30, 1995 for the product sales segment is included in the accompanying balance sheets

                COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    in the account entitled "Liabilities in excess of assets of discontinued operations" (See Note 10).


8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consisted of the following:

                                                          JUNE 30,
                                               ----------------------------
                                                    1996            1995
                                               ------------    ------------
      Transportation:
        Accounts payable                       $  1,390,000    $  1,957,000
        Accrued insurance                           469,000         652,000
        Accrued purchased transportation          2,766,000       1,621,000
        Other accrued expenses                      959,000         597,000
                                               ------------    ------------
                                                  5,584,000       4,827,000
                                               ------------    ------------
      Product sales:
        Accounts payable                               -          6,473,000
        Other accrued expenses                         -            360,000
                                               ------------    ------------
                                                          -       6,833,000
                                               $  5,584,000    $ 11,660,000
                                               ------------    ------------
                                               ------------    ------------

    The balances at June 30, 1995 for the product sales segment are included in the accompanying balance sheets in the account entitled "Liabilities in excess of assets of discontinued operations" (See Note 10).


9.  NOTES PAYABLE AND LONG-TERM DEBT:

    Notes payable and long-term debt consisted of the following:


                                                           JUNE 30,
                                               ----------------------------
                                                    1996            1995
                                               ------------    ------------

      Transportation:

        Note payable to bank under a
          revolving credit agreement, due on
          demand, bearing interest at the
          bank's prime rate plus 3%
          (11 1/4% at June 30, 1996),
          collateralized by substantially
          all assets of CW Truck                 $2,726,000      $3,027,000

        Note payable, payable in monthly
          installments of $9,375 plus interest
          at prime plus 3/4%, collateralized
          by certain revenue equipment                 -            328,000

                COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           JUNE 30,
                                               ----------------------------
                                                    1996            1995
                                               ------------    ------------

        Note payable to bank under a non-
          revolving agreement, bearing
          interest at the bank's prime rate
          plus 3/4% collateralized by certain
          equipment                                    -             87,000

        Notes payable, due in aggregate
          monthly installments of $24,000
          including interest at 9 3/4%,
          maturing at various dates through
          December 2000, collateralized by
          certain revenue equipment               2,974,000            -

        Notes payable, due in aggregate monthly
          installments of $7,800 including
          interest at 8 3/4%, maturing at
          various dates through November 1997,
          collateralized by certain revenue
          equipment                                  44,000       1,733,000

        Notes payable, due in aggregate
          monthly installments of $2,000
          including interest ranging from
          12.6% to 28%, maturing at various
          dates through June 1997,
          collateralized by certain computer
          equipment                                  23,000          40,000

        Notes payable, due in quarterly
          installments of $30,000 including
          interest at 10%, maturing April 1996,
          unsecured                                 269,000            -

        Notes payable, due in aggregate
          monthly installments of $18,900,
          including interest at 6.99%,
          maturing October 1996, unsecured           75,000            -

        Notes payable, due in aggregate
          monthly installments of $2,160
          including interest ranging from
          8.25% to 10.70%, collateralized
          by certain service cars                      -             21,000
                                               ------------    ------------
                                                  6,111,000       5,236,000
                                               ------------    ------------
                                               ------------    ------------

      Product Sales:

        Note payable to bank under a
          revolving credit agreement,
          due on demand bearing interest
          at the bank's prime rate plus
          5% (13 1/4% at June 30, 1996),
          collateralized by substantially
          all assets of Nationwide,
          guaranteed by CW Truck.Such
          debt was assumed by CW Truck
          during 1996.                              834,000       3,305,000

        Unsecured note payable to bank,
          guaranteed by Martrade and its
          majority stockholder, due in
          monthly installments of $3,000
          through September 1995, including
          interest at 9%, with a final
          principal payment of $126,000
          due October 1995                             -            145,000

                COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           JUNE 30,
                                               ----------------------------
                                                    1996            1995
                                               ------------    ------------

        Note payable, due in monthly
          installments of $806 plus interest
          at 15.2% through June 1999,
          collateralized by certain
          telephone equipment                          -             29,000
                                               ------------    ------------
                                                    834,000       3,479,000
                                               ------------    ------------
                                                  6,945,000       8,715,000

        Less current portion                     (4,329,000)     (7,638,000)
                                               ------------    ------------

                                                 $2,616,000      $1,077,000
                                               ------------    ------------
                                               ------------    ------------

    The balances at June 30, 1995 for the product sales segment are included in the accompanying balance sheets in the account entitled "Liabilities in excess of assets of discontinued operations" (See Note 10).

    The $2,726,000 note at June 30, 1996 arises from a credit agreement with a commercial bank for CW Truck which provides for maximum outstanding borrowings aggregating $4.75 million reducing to $4.5 million on October 1, 1996 and expiring on December 31, 1996. The aggregate amount of advances under the revolving credit agreement is limited to 80% of the eligible accounts receivable, less any reserves the bank elects to establish, not to exceed the aggregate principal amount. The obligations are collateralized by substantially all of the assets of the Company and include the personal guarantee of a former director and member of senior management, aggregating $500,000. Under the terms of the agreements, the borrower is restricted from paying dividends on any classes of its stock and the Company is required to maintain certain ratios and be in compliance with other covenants. At June 30, 1996 and 1995, the Company was not in compliance with certain covenant, and, as a result, is considered in default rendering the corresponding obligations due on demand. Management has commenced negotiations with the lender to obtain waivers and/or revised covenants while continuing to utilize the facility on a revolving basis. The outstanding indebtedness under these facilities has been classified as a current obligation.

    The $3,305,000 note at June 30, 1995 arises from Nationwide's revolving credit agreement with the same commercial bank. The aggregate amount of advances under the agreement was limited to 75% of the eligible accounts receivable, less any reserves the bank elects to establish, not to exceed the aggregate principal amount of $3.5 million. Effective September 1, 1995, the interest rate was increase to a default rate of 5.00% over the bank's reference rate due to non-compliance with certain covenants of the agreement. The obligation is classified as current and is cross-guaranteed and cross-collateralized by CWTS and CW Truck. (See Note 10 regarding General Assignment of Nationwide's assets). Subsequent to June 30, 1996 CW Truck paid the remaining $834,000 balance on this note.

    Scheduled maturities of notes payable and long term debt are as follows:

                COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                       YEAR ENDED
                        JUNE 30,          AMOUNT
                      ------------    ------------

                        1997         $  4,329,000
                        1998              759,000
                        1999              804,000
                        2000              780,000
                        2001              273,000

                        Total        $  6,945,000
                                     ------------
                                     ------------

10. DISCONTINUED OPERATIONS:

    Having experienced significant losses in the product sales segment, the Company's Board of Directors decided on June 26, 1995 to discontinue the entire segment through an orderly liquidation process which they estimated would occur over the subsequent two month period. Immediately thereafter, the Company commenced to close the operations and on September 18, 1995 made a General Assignment of all assets of its subsidiary, Nationwide Produce Co., for the pro rata benefit of all creditors of the subsidiary. During the fiscal year ended June 30, 1996, the Company realized a net gain to the extent of unpaid liabilities (not guaranteed or assumed by CWTS or CW Truck) in excess of assets and operating losses from July 1, 1995 to date of liquidation related to the liquidation of Nationwide.

    At June 30, 1995, all related assets and liabilities of the product sales segment were combined in the accompanying balance sheets in the account entitled "Liabilities in excess of assets of discontinued operations" which consisted of the following:


                                                JUNE 30, 1995
                                                --------------

         Cash                                     $  15,000
         Accounts receivable, net (Note 4)        4,606,000
         Grower advances, net                         6,000
         Notes receivable, net (Note 5)             145,000
         Inventories (Note 6)                       543,000
         Investment                                  76,000
         Other assets                               114,000
                                                  ---------
                                                  5,505,000
                                                  ---------

         Accounts payable and accrued
           liabilities (Note 8)                   6,833,000

                COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Notes payable (Note 9)                   3,479,000
                                               ------------
                                                 10,312,000
                                               ------------

         Liabilities in excess of assets       $  4,807,000
                                               ------------
                                               ------------

    At June 30, 1996, the Company has established a general accrual for potential future expenses related to the discontinued segment amounting to $177,000.

    During the year ended June 30, 1996 and 1995, the Company's product sales segment generated a net loss before income tax benefit of $959,000 and $7,358,000, respectively, as follows:

                                                             JUNE 30,
                                                  ----------------------------
                                                        1996           1995
                                                   ------------   ------------

      Revenue                                      $  4,307,000   $ 52,953,000
                                                   ------------   ------------

      Expenses:
        Cost of sales                                 3,977,000     49,606,000
        Salaries and related expenses                   460,000      3,947,000
        Operating expenses                              134,000        509,000
        General supplies and expense                    116,000      3,554,000
        Depreciation and amortization                     8,000        130,000
        Interest, net                                   171,000        294,000
        Impairment expense on investment in
          produce doors
                                                           -           533,000
      Valuation allowance on forgiven note
        receivable from related party                      -           613,000
      Reserve for loss on potential
        irregularity                                       -           497,000
      Impairment expense on property and
        equipment, and goodwill                            -           548,000
      Other                                             400,000         80,000
                                                   ------------   ------------
      Total expenses                                  5,266,000     60,311,000
                                                   ------------   ------------

      Loss before income tax
        (expense) benefit                           $  (959,000)   $(7,358,000)
                                                   ------------   ------------
                                                   ------------   ------------


    Revenues applicable to the discontinued product sales segment were approximately $4,307,000, $52,953,000, and $22,723,000, for the years ended
    June 30, 1996, 1995, and 1994, respectively. During the year ended June 30, 1994, Nationwide discontinued its produce cultivating operation in the

                COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    country of Mexico. The assets of the operation consisted primarily of cash and accounts receivable and were transferred back to Nationwide. Revenues applicable to the discontinued operation were approximately $18,000 for the year ended June 30, 1994.


11. COMMITMENTS AND CONTINGENCIES:

    Leases - The Company has operating lease commitments for revenue equipment and office and terminal property, exclusive of owner/operator lease agreements, which expire over the next ten years. Property and equipment includes revenue equipment under capital leases at June 30, 1995 of $1,112,000 less accumulated amortization of $306,000. Amortization of leased revenue equipment under capital leases is included in depreciation and amortization expense.

    The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of June 30, 1996:

                                             OPERATING
        YEAR ENDING JUNE 30,                  LEASES
        --------------------              ------------
              1997                        $  1,971,000
              1998                           1,957,000
              1999                           1,957,000
              2000                           1,726,000
              2001                             765,000
            Thereafter                         178,000
                                          ------------

       Total minimum lease payments       $  8,554,000
                                          ------------
                                          ------------

    Rental expense for all operating leases of the transportation segment consisted of the following:




                                                     YEAR ENDED JUNE 30,
                                     --------------------------------------------
                                             1996            1995            1994
                                     ------------    ------------    ------------
         Revenue equipment rentals   $  1,884,000    $  1,584,000      $  471,000
         Terminal, warehouse, and
           office rentals                 204,000         289,000         207,000
         Other equipment rentals           13,000          16,000          20,000
                                     ------------    ------------    ------------
                                     $  2,101,000    $  1,889,000      $  698,000
                                     ------------    ------------    ------------
                                     ------------    ------------    ------------


    On September 1, 1995, the President and CEO of the Company resigned and effectively forgave the balance owing on his employment contract. Such officer and the Company entered into a consulting agreement calling for such former officer to assist the Company through June 30, 1998. For these services, the Company agreed to pay consulting and advisory fees aggregating $200,000 through

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     June 30, 1998. On November 10, 1995, the consulting agreement was retroactively terminated effective September 1, 1995.

     EMPLOYMENT CONTRACT - The Company and certain of its subsidiaries have employment contracts with various officers with remaining terms up to three years. Such agreements provide for minimum salary levels and incentive bonuses, as well as severance payments upon termination or the non-extension of employment. The aggregate commitment for future salaries at June 30, 1996, excluding bonuses, was approximately $1,500,000.

     LETTERS OF CREDIT - As of June 30, 1996, the Company had two standby letters of credit of $100,000 each. These letters of credit expired on July 2, 1996.

     LITIGATION - The nature of the Company's business routinely results in litigation, primarily claims for personal injury and propery damage incurred in the transportation of freight. The Company believes that all pending litigation of this type is adequately covered by insurance and that adverse results in one or more of these matters would not have a material adverse effect on its financial position or results of operations.

     During September 1995, the Company's transportation subsidiary, CW Truck, had a cargo claim that approximated $600,000 filed against it by one of its customers. The insurance carrier, citing certain exceptions in the cargo policy, declined to pay the claim and referred the issue to litigation on February 27, 1996. The Company initiated legal action against the insurance carrier and its agent. The customer additionally filed a cross claim against the Company. Management feels that the Company's suit will be successful. Therefore, no contingent liability has been recorded on the Company's balance sheet as of June 30, 1996.


12.  STOCKHOLDER'S EQUITY:

     Effective May 9, 1994, the Company effectuated a 1 for 2 reverse stock split. All shares and earnings per common share have been retroactively restated for all periods presented.

     During the year ended June 30, 1994, the Company completed the sale, in a private offering, of 1,000,000 units consisting of one share of common stock and a warrant to purchase one share of common stock. Of the 1,000,000 unites offered, 750,000 units were sold by the Company generated net proceeds of $1,737,000. The remaining 250,000 units were sold by the selling shareholders. The warrants, with a $.04 stated value, consist of 1,000,000 warrants issued and outstanding at June 30, 1995 and 1996, resulting from the private placement. The warrants are exercisable at a price of $5.00 per share and expire on January 15, 1997.

     In April and August 1993, the Company granted to certain officers and key employees of the Company, options for the purchase of 50,000 shares and 250,000 shares of the Company's common stock, respectively, at an exercise price of $4.00 per share, which approximated the fair market value at the date of grant. All options vest at a rate of 20% per year for five years beginning on the first anniversary date after the options were granted. Vesting of options are generally conditioned on the employee being

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     employed by the Company on the vesting dates. All options granted expire between April 1998 and September 1998. During the years ended June 30, 1996 and 1995, options for 250,000 and 80,000, respectively were canceled. An option to acquire 20,000 vested shares was exercised in January 1995. All options for officers and key employees were canceled during the year ended June 30, 1996.

     On June 1, 1994, the Company granted options for 200,000 shares with exercise prices ranging from $3.00 to $4.00 per share to four investment banking firms, as compensation for investment banking and marketing services. All options were immediately exercisable and expire from May 31, 1996 through May 31, 1997. The excess of the fair market value over option price has been treated as compensation to the recipient in the accompanying consolidated financial statements.

     The following table summarizes all stock option activity:

                                                                                      BALANCE
                         BALANCE AT                                                    AT END
                         BEGINNING                                                       OF            EXERCISE
   YEAR ENDED             OF YEAR        GRANTED       EXERCISED       CANCELED        PERIOD            PRICE
 -------------           ----------     ----------     ----------     ----------     ----------     ---------------
 June 30, 1996              369,500                          -           250,000        119,500     $  3.00 to 3.50
                         ----------     ----------     ----------     ----------     ----------
                         ----------     ----------     ----------     ----------     ----------
 June 30, 1995              500,000           -            50,500         80,000        369,500     $  3.00 to 4.00
                         ----------     ----------     ----------     ----------     ----------
                         ----------     ----------     ----------     ----------     ----------
 June 30, 1994               50,000        450,000           -              -           500,000     $  3.00 to 4.00
                         ----------     ----------     ----------     ----------     ----------
                         ----------     ----------     ----------     ----------     ----------

     At June 30, 1996, 1995 and 1994, 119,500, 219,500 and 210,000 options, respectively, were fully vested and exercisable.


13.  INCOME TAXES:

     Income tax benefit (expense) for the years ended June 30, 1996, 1995, and 1994 are comprised of the following:

                                        CURRENT       DEFERRED        TOTAL
                                     ------------   ------------   ------------
          Year ended June 30, 1996
             Federal                 $     20,000   $ (1,959,000)  $ (1,939,000)
             State                        (22,000)          -           (22,000)
                                     ------------   ------------   ------------
                                     $     (2,000)  $ (1,959,000)  $ (1,961,000)
                                     ------------   ------------   ------------
                                     ------------   ------------   ------------
          Year ended June 30, 1995
             Federal                 $       -      $  2,181,000   $  2,181,000
             State                           -              -              -
                                     ------------   ------------   ------------
                                     $       -      $  2,181,000   $  2,181,000
                                     ------------   ------------   ------------
                                     ------------   ------------   ------------

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        CURRENT       DEFERRED        TOTAL
                                     ------------   ------------   ------------
          Year ended June 30, 1994
             Federal                 $     30,000   $   (373,000)  $   (343,000)
             State                        (25,000)       (50,000)       (75,000)
                                     ------------   ------------   ------------
                                     $      5,000   $   (423,000)  $   (418,000)
                                     ------------   ------------   ------------
                                     ------------   ------------   ------------

The actual income tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying the U.S. Federal corporate income tax rate of 34% for each period) as follows:


                                                      YEAR ENDED JUNE 30,
                      -----------------------------------------------------------------------------------
                                1996                          1995                          1994
                      -----------------------       -----------------------       -----------------------
                         AMOUNT           %            AMOUNT           %            AMOUNT           %
                      -------------     -----       -------------     -----       -------------     -----
Computed
  "expected" tax
  expense (benefit)   $     167,000      34.0       $  (2,581,000)    (34.0)      $     374,000      34.0

State income
  taxes,net of
  Federal income
  tax benefit                22,000       4.5                -           -               43,000       3.9

Temporary
  differences
  utilized                  (40,000)     (8.1)               -           -              (18,000)     (1.6)

Refundable
  credits                   (20,000)     (4.1)               -           -              (30,000)     (2.7)

Non-deductible
  expenses                 (127,000)    (25.8)           (111,000)     (1.6)             49,000       4.4

Realization of
  tax benefits            1,959,000     398.7                -           -                 -           -

Limitation on
  use of NOL
  carryover                    -          0.0             511,000       6.9                -           -
                      -------------     -----       -------------     -----       -------------     -----
                      $   1,961,000     399.2       $  (2,181,000)    (28.7)      $     418,000      38.0
                      -------------     -----       -------------     -----       -------------     -----
                      -------------     -----       -------------     -----       -------------     -----


     The components of the net deferred tax asset recognized as of June 30, 1996 and 1995, are as follows:

                                                                     JUNE
                                                          ---------------------------
                                                              1996           1995
                                                          ------------   ------------
          Current Deferred Tax Assets (Liabilities)
            Insurance reserve                             $    193,000   $     96,000
            Vacation accrual reserve                            24,000         50,000




             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     JUNE
                                                          ---------------------------
                                                              1996           1995
                                                          ------------   ------------
            Bad debt reserve                                   155,000        170,000
            Other reserves                                      32,000        133,000
            Accrued assessment                                 168,000           -
            Prepaid taxes                                      (51,000)       (69,000)
            Prepaid insurance                                  (88,000)       (28,000)
                                                          ------------   ------------
                                                               433,000        352,000
            Valuation allowance                               (433,000)      (352,000)
                                                          ------------   ------------
            Net current deferred tax asset                        -              -
                                                          ------------   ------------
                                                          ------------   ------------
          Long-term Deferred Tax Assets (Liabilities)
            Write-down of investment for book not tax     $    218,000   $       -
            Depreciation and capital lease                    (110,000)      (958,000)
            Amortization                                       139,000           -
            Bad debt reserve                                      -           657,000
            Other                                                 -          (222,000)
            Forgiveness of debt                             (1,640,000)          -
            Installment sale                                      -           (89,000)
            AMT tax credit carryforward                         23,000         40,000
            Net operating loss carryforward                  3,526,000      2,690,000
                                                          ------------   ------------
                                                             2,156,000      2,118,000
            Valuation allowance                             (2,156,000)      (159,000)
                                                          ------------   ------------
            Net long-term deferred tax asset              $       -      $  1,959,000
                                                          ------------   ------------
                                                          ------------   ------------


     The deferred tax asset includes the future benefit of the CWTS pre-acquisition net operating losses of $843,000, which has been fully reserved through a valuation allowance. During the year ended June 30, 1994, goodwill was reduced by $423,000, resulting from the utilization of the CWTS pre-acquisition net operation losses that were previously fully reserved through a valuation allowance. Any portion of the valuation allowance for this net operating loss carryforward recognized as a tax benefit in the future will first reduce goodwill attributable to the CWTS/Yellowstone merger.

     The Company was able to realize a portion of its current year net operating loss against the future income it will recognize in fiscal 1996 as a result of certain debt forgiveness (See Note 10). Such realization resulted in a tax benefit of $2,181,000 for the year ended June 30, 1995.

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and as measured by tax laws and regulations, principally related to depreciation and expense accruals and reserves for financial reporting purposes not deductible for tax purposes.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As of June 30, 1996, the Company has available net operating loss carryforwards for income tax purposes of $9,700,000 which expire in the years 2003 through 2010. This net operating loss may be increase by a remaining "built in gain" of $1,200,000 to the extent this gain is recognized within five years on the sale of CWTS fixed assets acquired in the merger. The benefit of the operating loss to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50% change in ownership which occurred during 1992.


14.  RELATED PARTY TRANSACTIONS:

     Transactions with related parties and stockholders consist of the following:

     OVERHEAD EXPENSE ALLOCATIONS - For the year ended June 30, 1994, Martrade Ltd. and other entities related by common control performed various management and accounting services for the Company. The Company was charged $42,000 for these services for the years ended June 30, 1994 which has been recognized as an expense in the accompanying consolidated statement of operations. No such services were provided for the years ended June 30, 1996 and 1995.

     TRANSACTIONS WITH AFFILIATE - At June 30, 1995 and 1994, the Company was owed $669,000 and $787,000, respectively, by Martrade Ltd. The balance of $669,000 is evidenced by a secured promissory note bearing interest at prime plus 1%. The note requires quarterly principal payments of approximately $100,000 commencing on September 30, 1994, plus interest with any remaining balance due on June 30, 1996. The note is personally guaranteed by William A. Martindale, former Chairman and CEO of the Company, and collateralized by a stock pledge agreement covering 88,845 shares of the Company's common stock. Martrade Ltd. defaulted on the payments due March 31, and June 30, 1995. For and in consideration of a consulting agreement (See Note 11) through June 30, 1998, transfer and assignment of the stock collateral to the Company by Martrade Ltd., and the cancellation of Mr. Martindale's employment agreement, the Company released Martrade Ltd. from its obligation under the promissory note. Accordingly, such note was fully reserved as of June 30, 1995.

     Additionally, see Note 3.

     OTHER TRANSACTIONS - In connection with the Company's discontinuance of the product sales segment, the Company discovered, on or about September 13, 1995, a potential irregularity relative to misapplication of cash receipts totaling approximately $497,000 by a former officer/director. Current management and the other members of the board of directors have performed a review of the method of misapplication which consisted of depositing customer checks into a bank account of an entity owned by the former officer/director. Management has notified corporate as well as outside legal counsel, Credit Manager's Association of California which is the trustee of Nationwide Produce Co. pursuant to the filing of a General Assignment for the Benefit of Creditors, and Nationwide's secured lender whose collateral is the subject of the potential irregularity. As a result of the foregoing, the Company has established a reserve as of June 30, 1995 of $497,000 against the trade receivables of the discontinued segment.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the years ended June 30, 1996, 1995 and 1994, the Company incurred expenses to various law firms in which a director of the Company was a partner. Such legal expenses amounted to $53,000, $172,000 and $97,000, respectively.

     During the years ended June 30, 1996 and 1995, the Company paid rents to a company controlled by two officers of the Company totaling $93,000 and $90,000, respectively. The basic lease term is for 60 months thru July 1999.

     During the years ended June 30, 1996, 1995 and 1994, the Company paid rents to an officer and employee of a Company subsidiary of $14,000, $25,000 and $6,000, respectively.

     During the years ended June 30, 1996 and 1995, the Company received management fees from a company controlled and 49% owned by two officers of the Company totaling $58,000 and $63,000, respectively.

     Additionally, see Note 11.


15.  EMPLOYEE DEFINED CONTRIBUTION PLAN AND TRUST:

     Effective April 1, 1993, the Company adopted a Deferred Compensation 401(k) Plan ("the Plan") covering all full-time employees. To be eligible to participate in the Plan, employees, with the exception of drivers, must have been employed by the Company for 90 days; drivers are eligible to participate following one year of service. Employees involved in the Plan may contribute up to 20% of their compensation, on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the Plan are invested, at the direction of the participant. Under one investment option, the Company makes matching contributions to the Plan. Insignificant contributions were made by the Company to this plan during the years ended June 30, 1996, 1995 and 1994.

16.  MAJOR CUSTOMERS:

     The Company had sales to one unaffiliated customer, which operated in the transportation segment, which individually represented 12%, 12%, and 23% of the Company's total transportation sales for the years ended June 30, 1996, 1995 and 1994 and amounted to approximately, $5,895,000, $6,818,000, and $7,710,000, respectively, and sales to another unaffiliated transportation customer, which individually represented 19% and 15% of the Company's total transportation sales for the years ended June 30, 1996 and 1995 and amounted to approximately $9,080,000 and $8,402,000, respectively.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  SUBSEQUENT EVENT:

     On September 10, 1996 the Company signed a letter of intent to be acquired by Continental American Transporation, Inc ("Continental"). The acquisition will be affected through an exchange of common stock (five shares of the Company's for one share of Continental). The letter of intent is subject to the execution of a definitive agreement, approval of both the Companies' boards of directors and shareholders, confirmation that the transaction can be treated as a pooling of interests, and approval of all applicable regulatory agencies.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                     SCHEDULE II


                                                  ADDITIONS
                                   BALANCE AT     CHARGED TO                    BALANCE AT
                                   BEGINNING       COSTS AND                      END OF
        CLASSIFICATION             OF PERIOD       EXPENSES      DEDUCTIONS       PERIOD
-------------------------------    ----------     ----------     ----------     ----------
For the year ended
   June 30, 1996:

   Accumulated amortization -
      Goodwill                     $  392,000     $  207,000     $     -        $  599,000
   Accumulated amortization -
      Covenants                        39,000         14,000         53,000              -
   Allowance for doubtful
      accounts                        198,000        110,000        186,000        122,000

For the year ended
   June 30, 1995:

   Accumulated amortization -
      Goodwill                     $  207,000     $  198,000     $   13,000     $  392,000
   Accumulated amortization -
      Covenants                        82,000         17,000         60,000         39,000
   Allowance for doubtful
      accounts                        273,000        234,000        309,000        198,000

For the year ended
   June 30, 1994:

   Accumulated amortization -
      Goodwill                     $  105,000     $  102,000     $     -        $  207,000
   Accumulated amortization -
      Covenants                        60,000         55,000         33,000         82,000
   Allowance for doubtful
      accounts                        111,000        274,000        112,000  *     273,000


*Amounts represent accounts receivable directly written off during the year.