Form 10-Q
period 1996-09-30
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1996-11-14
CIK 810950

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

           ---------------------------------------------------------------

                                      FORM 10-Q

                       Quarter Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

           ---------------------------------------------------------------

For Quarter Ended September 30, 1996             Commission File Number 0-23360

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
      -------------------------------------------------------------------------
                  (Exact name of registrant as specified in charter)

              DELAWARE                                  95-4105996
      -------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

         325 N. COTA STREET, CORONA, CALIFORNIA           91270
      -------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

         (909) 549-6000
      -------------------------------------------------------------------------
    (Registrant's telephone number, including area code)

      -------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requires for the past 90 days.    Yes   X      No
                                             -----        -----

    The number of common stock outstanding as of October 31, 1996 was 4,800,487.

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES


                                        INDEX



Part I - Financial Information                                            Page
------------------------------                                             ----

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets--September 30, 1996
          and June 30, 1996                                                 3

         Condensed Consolidated Statements of Operations--Three
          Months Ended September 30, 1996 and 1995                          5

         Condensed Consolidated Statements of Cash Flows--Three
          Months Ended September 30, 1996 and 1995                          7

         Notes to Condensed Consolidated Financial Statements               9

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            11

Part II - Other Information

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                 14

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES


                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (In Thousands)

                                                     September 30,    June 30,
                                                          1996           1996*
                                                       ---------      ---------
                                                      (Unaudited)

              ASSETS

Current assets:
    Cash                                              $      51      $      37
    Accounts receivable, net                              5,168          5,199
    Accounts receivable - miscellaneous                      51             85
    Driver advances                                         213            203
    Notes receivable - current portion                       15             --
    Inventories                                              26             29
    Prepaid expenses                                        352            380
                                                       ---------      ---------
              Total current assets                        5,876          5,933

Property and equipment, net                               3,336          3,580

Note receivable - long-term                                  25             --

Other assets:
    Deposits                                                283            270
    Excess of purchase price over fair value of net
         assets acquired, net                             4,778          4,825
                                                       ---------      ---------

              Total assets                            $  14,298      $  14,608
                                                       ---------      ---------
                                                       ---------      ---------


*  Condensed from audited financial statements.


                                      Continued
                                          3

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES


                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (In Thousands)

                                                      September 30,    June 30,
                                                          1996          1996*
                                                       ---------      ---------
                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion
       of long-term debt                              $   4,460      $   4,329
    Accounts payable and accrued liabilities              5,524          5,584
                                                       ---------      ---------
              Total current liabilities                   9,984          9,913

Long-term debt, less current portion                      2,374          2,616

Liabilities in excess of assets of discontinued
  operations                                                134            177
                                                       ---------      ---------
              Total liabilities                          12,492         12,706
                                                       ---------      ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000
       shares authorized, issuable in series,
       none issued                                           --             --
    Common stock, $.02 par value, 10,000,000
       shares authorized, 4,801,000 shares issued
       and outstanding at September 30 and
       June 30, 1996, respectively                           96             96
    Warrants                                                 40             40
    Additional paid-in capital                            6,763          6,763
    Retained earnings                                    (5,093)        (4,997)
                                                       ---------      ---------
              Total stockholders' equity                  1,806          1,902
                                                       ---------      ---------

              Total liabilities and
                     stockholders' equity             $  14,298      $  14,608
                                                       ---------      ---------
                                                       ---------      ---------


*  Condensed from audited financial statements.


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.
                                          4

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES


                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                        (In Thousands, except Per Share Data)


                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                          1996           1995
                                                       ---------      ---------

Transportation revenue                                $  10,547      $  12,950
                                                       ---------      ---------

Operating costs and expenses:
    Purchased transportation                              7,267          9,034
    Salaries and related expenses                         1,357          1,463
    Operating expenses                                      844          1,168
    Revenue equipment rentals                               371            485
    General supplies and expenses                           385            559
    Depreciation and amortization                           259            331
                                                       ---------      ---------
              Total operating costs and expenses         10,483         13,040
                                                       ---------      ---------

Operating income (loss)                                      64            (90)

Other income (expense):
    Interest expense                                       (175)          (158)
    Interest income                                          --             33
    Gain on disposition of assets                            23             21
                                                       ---------      ---------

Net (loss) from continuing operations before
     provision for income taxes, discontinued
     operations and extraordinary item                      (88)          (194)

Provision for income tax                                      8             --
                                                       ---------      ---------

Net (loss) from continuing operations                 $     (96)     $     (194)
                                                       ---------      ---------


                                      Continued
                                          5

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES


                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                        (In Thousands, except Per Share Data)

                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------
Net (loss) from continuing operations                $      (96)    $     (194)
                                                     -----------    -----------

Discontinued operations:
  (Loss) from operations of discontinued
     business segments, net of applicable
     income tax (expense) of ($25) for the
     three months ended September 30,
     1995 (note 5)                                           --           (762)
                                                     -----------    -----------

Net (loss) before extraordinary item                        (96)          (956)

Extraordinary item:
  Gain on forgiveness of debt of
     discontinued operations, net of
     applicable income tax expense of
     $1,630 (note 5)                                         --          2,370
                                                     -----------    -----------

Net income (loss)                                    $      (96)    $    1,414
                                                     -----------    -----------

Income (loss) per common share:
  Continuing operations                              $     (.02)    $    (0.04)
  Discontinued operations                                    --          (0.16)
  Extraordinary item                                         --           0.50
                                                     -----------    -----------
Net Income (loss) per common share                   $     (.02)    $     0.30
                                                     -----------    -----------

Weighted average number of common shares              4,800,487      4,800,487
                                                     -----------    -----------
                                                     -----------    -----------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.
                                          6

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES


                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                    (In Thousands)

                                                            Three Months Ended
                                                               September 30,
                                                          ----------------------
                                                            1996          1995
                                                          --------      --------
Cash flows from operating activities:
  Net (loss) from continuing operations                  $  (96)       $  (194)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                        259            331
       (Gain) on disposition of assets                      (23)           (21)
       Provision for uncollectible accounts receivable        8             34
  (Increase) decrease in
    Accounts receivable                                      26            126
    Accounts receivable - miscellaneous                      34            (12)
    Driver advance                                           (9)           (22)
    Inventories                                               3             (1)
    Prepaid expenses                                         28             66
    Deposits                                                (13)           (86)
  Increase (decrease) in:
    Accounts payable and accrued liabilities                (60)           868
    Liabilities in excess of discontinued operations        (43)            --
                                                          --------      --------
         Net cash provided by operating activities from
              continuing operations                         114          1,089
                                                          --------      --------

  Net (loss) from discontinued operations                                 (762)
    Depreciation and amortization                            --              8
    Gain on disposition of assets                            --             14
    Changes in operating assets                              --            180
                                                          --------      --------
         Net cash (used in) operating activities
              from discontinued operations                   --           (560)
                                                          --------      --------

Cash flows from investing activities:
  Increase in notes receivable                               --            (29)
  Collections on notes receivable                             1             --
  Additions to property and equipment                       (60)          (165)
  Proceeds from disposal of property and equipment           70            792
                                                          --------      --------
         Net cash provided by investing activities           11            598
                                                          --------      --------

                                      Continued
                                          7

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES


                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                    (In Thousands)

                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
Cash flows from financing activities:
  Principal payments on borrowings                    $ (11,299)     $ (16,033)
  Net cash borrowings from line of credit                11,188         14,875
                                                       ----------     ----------
         Net cash (used in) financing activities           (111)        (1,158)
                                                       ----------     ----------

Increase (decrease) in cash                                  14            (31)
Cash, beginning of period                                    37             57
                                                       ----------     ----------
Cash, end of period                                   $      51      $      26
                                                       ----------     ----------
                                                       ----------     ----------

Supplemental disclosure of cash flow information:

  Cash paid for:
    Interest                                          $     153      $     187
                                                       ----------     ----------
                                                       ----------     ----------

    Income Taxes                                      $       1      $       9
                                                       ----------     ----------
                                                       ----------     ----------

Noncash investing and financing transactions:
  Purchase of property and equipment with debt or
    reduction of receivable                           $      --      $   1,668
                                                       ----------     ----------
                                                       ----------     ----------

  Property and equipment sold for receivable          $      41      $      10
                                                       ----------     ----------
                                                       ----------     ----------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.
                                          8

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES

                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the year ended June 30, 1996.

2.  STATEMENT OF INFORMATION FURNISHED

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three months ended September 30, 1996 and 1995 and the cash flows for the three months ended September 30, 1996 and 1995. The results of operations for the three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report.

    Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (000 omitted):

                                         September
                                            30,      June 30,   Estimated
                                           1996        1996     Useful Lives
                                        ---------    --------   -------------

    Revenue equipment                   $   3,741    $  3,834   5 to 7 years
    Service cars                               11          11   5 years
    Furniture and office equipment            516         505   4 to 5 years
    Leasehold improvements                    142         137   life of lease
    Machinery and equipment                    29          29   5 years
                                        ---------    --------
                                            4,439       4,516
    Less accumulated depreciation
         and amortization                  (1,103)       (936)
                                        ---------    --------
                                        $   3,336    $  3,580
                                        ---------    --------
                                        ---------    --------

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                           September 30,    June 30,
                                               1996           1996
                                            ------------    ----------

    Accounts payable                       $      1,178    $    1,390
    Accrued insurance                               445           469
    Accrued purchased transportation              2,990         2,766
    Other accrued expenses                          911           959
                                            ------------    ----------
                                           $      5,524    $    5,584
                                            ------------    ----------
                                            ------------    ----------

5.  DISCONTINUED OPERATIONS

    Having experienced significant losses in the produce sales segment, the Company's Board of Directors decided on June 26, 1995 to discontinue the entire segment through an orderly liquidation process which they estimated would occur over the subsequent two month period. Immediately thereafter, the Company commenced to close the operations and on September 18, 1995 made a General Assignment of all assets of its subsidiary, Nationwide Produce Co., for the pro rata benefit of all creditors of the subsidiary. Revenues applicable to the discontinued product sales segment were approximately $52,953,000, $22,723,000, and $20,053,000 for the years ended June 30,
    1995, 1994, and 1993, respectively.

    During the three months ended September 30, 1995, the Company recognized a net gain to the extent of unpaid liabilities of Nationwide Produce Co. (not guaranteed or assumed by the Company) in excess of assets and operating losses from July 1, 1995 to date of liquidation amounting to $4,000,000 before income tax.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net loss from continuing operations for the quarter ended September 30, 1996 amounted to $96,000 compared to $194,000 for the prior year period. The decreased loss was primarily attributable to an increase in pricing and cost reduction measures during the current quarter.

First quarter operating revenue decreased 18.6% to $10,547,000 from $12,950,000 for the first quarter of 1995. The decrease reflects a reduction in the Company's tractor fleet from 214 units at September 30, 1995 to 105 units at September 30, 1996 which resulted in a decrease in loaded miles from 5,999,000 to 4,093,000 for the period. The reduction in the number of units reflects the Company's efforts to downsize the operations by concentrating the freight lanes. Operating revenue for the Company's Vertex Transportation, Inc. subsidiary increased $164,000 to $7,328,000 for the three months ended September 30, 1996. Vertex is a full service freight forwarder providing its customers transportation services including truckload, less than truckload distributation, warehousing, consolidations, and multi-modal transportation.

During the first quarter demand for the Company's temperature-controlled truckload services weakened due to increased competition in produce-related freight while pricing increased 2.1% or $.024 per mile compared with the prior year period.

Operating costs for the first quarter decreased by $2,557,000 from the prior year period. As a percentage of sales, operating costs for the quarter decreased 1.3% from the prior year period and is primarily attributable to a $164,000 decrease in revenue equipment rentals resulting from a reduction of the Company's trailer fleet, as well as a 1% reduction in operating expenses expressed as a percentage of sales.

Depreciation and amortization expense and interest expense for the quarter ended September 30, 1996 were $259,000 and $175,000 respectively, as compared with $331,000 and $158,000, respectively, in the comparable 1995 period. The decrease in depreciation and amortization is attributable to a decrease in capitalized trailers and the increase in interest expense reflects the Company's higher incremental borrowing rates.

Having experienced significant losses in the produce segment, the Company's Board of Directors decided on June 26, 1995 to wind-down and discontinue the entire product sales segment through an orderly liquidation which was estimated to occur over the subsequent two month period. Immediately thereafter, the Company commenced to close the operations and on September 18, 1995 made a General Assignment of all assets of its subsidiary, Nationwide Produce Co., for the pro rata benefit of all creditors of the subsidiary. During the quarter ended September 30, 1995, the Company's product sales segment generated a net loss of $762,000. Results of operations for the product sales segment have been classified as discontinued operations in the Company's financial statements for all periods presented.

During the three months ended September 30, 1995, the Company recognized a net gain to the extent of unpaid liabilities of Nationwide Produce Co. (not guaranteed or assumed by the Company) in excess of assets and operating losses from July 1, 1995 to date of liquidation amounting to $4,000,000 before income tax.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to a loan agreement with a commercial bank dated June 30, 1996, the Company utilizes a credit facility which provides for maximum outstanding borrowings of $4.75 million reducing to $4.65 million at October 31, 1996. Borrowings are limited to 80% of eligible accounts and at September 30, 1996, the outstanding indebtedness under the credit facility was $3,815,000 and is classified as a current liability in the Company's financial statements. The agreement bears interest at the banks prime rate plus 3% and expires on December 31, 1996. At September 30, 1996 the Company was in violation of certain covenants of the Agreement and management has commenced negotiations with other lending institutions in order to have alternative financing in place upon expiration of this agreement.

At September 30, 1996, the Company's ratio of current assets to current liabilities and its debt to equity were 0.6:1 and 6.9:1, respectively, as compared to 0.6:1 and 6.7:1, respectively at June 30, 1996.

At September 30, 1996 no significant capital expenditures were planned or committed.

The Company ended the September 30, 1996 period with $51,000 of cash and negative working capital of $4,108,000. Based upon the Company's expected cash flow from operations and funds available under existing or substitute credit facilities, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs and capital expenditure requirements. However, should these resources provide inadequate or unavailable, the Company may be required to seek additional financing through capital investment.

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES



Part II.      Other Information

ITEM 1.  LEGAL INFORMATION

         During the month of September 1995, the Company's transportation subsidiary, CW Truck, had a cargo claim that approximated $600,000 filed against it by one of its customers. The insurance carrier citing certain exceptions in the cargo policy declined to pay the claim and referred the issue to litigation on February 27, 1996.
         The Company initiated legal action against the insurance carrier and its agent. The customer additionally filed a cross claim against the Company. Management feels that the Company's suit will be successful. Therefore, no contingent liability has been recorded in the Company's financial statements as of September 30, 1996.

ITEM 5.  OTHER INFORMATION

         During the fiscal year ended June 30, 1995, the Company discontinued its product sales segment which was operated by the Company's wholly-owned subsidiary, Nationwide Produce Co., since July 1992 when the Company acquired all of the outstanding stock of Nationwide from Martrade Ltd. The Company's discontinuance of the product sales segment culminated in the filing of a General Assignment during September 1995 of all assets of Nationwide Produce Co. for the pro rata benefit of all creditors of the subsidiary.

ITEM     6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

              1. Report on Form 8-K dated September 23, 1996 regarding the letter of intent for the acquisition of the Company by Continental American Transportation, Inc.

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

                                       COUNTRY WIDE TRANSPORT SERVICES, INC.
                                        -------------------------------------
                                       Registrant



DATED:    November 14, 1996            /s/Timothy Lepper
                                        -------------------------------------
                                       Timothy Lepper
                                       President and Chief Executive Officer



DATED:    November 14, 1996            /s/Nathan W. Gordon
                                        -------------------------------------
                                       Nathan W. Gordon
                                       Chief Financial Officer