Form 10-Q
period 1996-12-31
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1997-02-26
CIK 810950

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.   20549


                -----------------------------------------------------

                                      FORM 10-Q

                       Quarter Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                 ----------------------------------------------------

For Quarter Ended December 31, 1996               Commission File Number 0-23360

                       COUNTRY WIDE TRANSPORT SERVICES, INC.
        ----------------------------------------------------------------------
                  (Exact name of registrant as specified in charter)

              DELAWARE                                95-4105996
        ----------------------------------------------------------------------
    (State or other jurisdiction of incorporation     (I.R.S. Employer
    or organization)                                  Identification No.)

             119 Despatch Drive, East Rochester, NY           14445
        ----------------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

                                (716) 381-5470
        ----------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                      325 N. COTA STREET, CORONA, CA  91720
       -----------------------------------------------------------------------
         (Former name, former address and formal fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                              -------    -------

    The number of shares of common stock outstanding as of January 31, 1997 was 4,800,487.

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        and Consolidated Subsidiary Companies


                                        INDEX



PART I - FINANCIAL INFORMATION                                    PAGE

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets--December 31,
            1996   and June 30, 1996                                 3

         Condensed Consolidated Statements of Operations--
            Three Months Ended December 31, 1996 and 1995,
            and Six Months Ended December 31, 1996 and 1995          5

         Condensed Consolidated Statements of Cash Flows--Six
            Months Ended December 31, 1996 and 1995                  7

         Notes to Condensed Consolidated Financial Statements        9

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                          13

Item 5.  Other Information                                          13

Item 6.  Exhibits and reports on form 8K                            13

SIGNATURES                                                          14

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        and Consolidated Subsidiary Companies

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (In Thousands)



                                                       December 31,   June 30,
                                                           1996        1996*
                                                         --------     --------
                                                        (Unaudited)


         ASSETS

Current assets:
    Cash                                                  $     5     $     37
    Accounts receivable, net                                3,841        5,199
    Accounts receivable, miscellaneous                         52           85
    Driver advances                                            14          203
    Inventories                                                --           29
    Prepaid expenses                                           15          380
                                                         --------     --------
         Total current assets                               3,926        5,933

Property and equipment, net                                   127        3,580

Other assets:
    Deposits                                                   --          270
    Excess of purchase price over fair market value
     of net assets acquired, net                            2,699        4,825
                                                         --------     --------

         Total Assets                                     $ 6,753     $ 14,608
                                                         --------     --------
                                                         --------     --------




*  Condensed from audited financial statements.


                                      Continued
                                          3

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        and Consolidated Subsidiary Companies

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (In Thousands)




                                                                                    December 31,     June 30,
                                                                                        1996           1996*
                                                                                     ---------      ---------
                                                                                    (Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable and current portion of long-term debt                              $   2,550      $   4,329
    Accounts payable and accrued liabilities                                             5,447          5,584
                                                                                     ---------      ---------
         Total current liabilities                                                       7,997          9,913

Long-term debt, less current portion                                                        --          2,616

Liabilities in excess of assets of discontinued subsidiary                               1,056             --
Liabilities in excess of assets of discontinued operations                                  94            177
                                                                                     ---------      ---------

         Total liabilities                                                               9,147         12,706
                                                                                     ---------      ---------

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
       issuable in series, none issued                                                      --             --
    Common stock, $.02 par value, 10,000,000 shares authorized, 4,801,000 shares
       issued and outstanding at December 31, 1996 and June 30, 1996, respectively          96             96
    Warrants                                                                                40             40
    Additional paid-in capital                                                           6,763          6,763
    Retained earnings                                                                   (9,293)        (4,997)
                                                                                     ---------      ---------
         Total stockholders' equity (deficit)                                           (2,394)         1,902
                                                                                     ---------      ---------

       Total liabilities and stockholders' equity (deficit)                             $6,753        $14,608
                                                                                     ---------      ---------
                                                                                     ---------      ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        and Consolidated Subsidiary Companies

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                        (In Thousands, except Per Share Data)




                                           Three Months Ended        Six Months Ended
                                               December 31,             December 31,
                                          ---------------------    --------------------
                                             1996        1995        1996        1995
                                          ---------   ---------    --------    --------
Transportation revenue                      $10,039     $12,449     $20,586     $25,399
                                          ---------   ---------    --------    --------

Operating costs and expenses:
   Purchased transportation                   7,426       8,827      14,693      17,861
   Salaries and related expenses              1,381       1,473       2,738       2,935
   Operating expenses                         1,530       1,168       2,374       2,337
   Revenue equipment rentals                    456         488         827         973
   General supplies and expenses                536         561         921       1,120
   Depreciation and amortization              2,291         340       2,550         671
                                          ---------   ---------    --------    --------
     Total operating costs and expenses      13,620      12,857      24,103      25,897
                                          ---------   ---------    --------    --------

Operating (loss)                             (3,581)       (408)     (3,517)       (498)

Other income (expense):
   Interest expense                            (176)       (187)       (351)       (345)
   Interest income                               --          --          --          33
   Gain (loss) on disposition of assets        (429)        120        (406)        141
                                          ---------   ---------    --------    --------

(Loss) from continuing operations
   before provision for income taxes and
    discontinued operations                  (4,186)       (475)     (4,274)       (669)

Provision for income taxes                       13          --          21          --
                                          ---------   ---------    --------    --------
(Loss) from continuing operations            (4,199)       (475)     (4,295)       (669)




                                      Continued
                                          5

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        and Consolidated Subsidiary Companies

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                        (In Thousands, except Per Share Data)




                                                       Three Months Ended       Six Months Ended
                                                           December 31,            December 31,
                                                      ---------------------   ---------------------
                                                         1996        1995        1996        1995
                                                      ---------   ---------   ---------   ---------
(Loss) from continuing operations                     $  (4,199)  $    (475)  $  (4,295)  $    (669)

Discontinued operations:
  (Loss) from operations of discontinued
     business segments, net of applicable
     income tax of $0 for the three and six
     months ended December 31, 1995.                         --         (33)         --        (795)
                                                      ---------   ---------   ---------   ---------

Net (loss) before extraordinary item                     (4,199)       (508)     (4,295)     (1,464)

Extraordinary item:
  Gain on forgiveness of debt of discontinued
     operations, net of applicable income tax
     expense of $1,630 (note 5)                              --          --          --       2,370
                                                      ---------   ---------   ---------   ---------

Net income (loss)                                     $  (4,199)  $    (508)  $  (4,295)  $     906
                                                      ---------   ---------   ---------   ---------
                                                      ---------   ---------   ---------   ---------

Income (loss) per common share:
  Continuing operations                               $   (0.87)  $   (0.10)  $   (0.89)  $   (0.14)
  Discontinued operations                                    --       (0.01)         --       (0.17)
  Extraordinary item                                         --          --          --         .50
                                                      ---------   ---------   ---------   ---------
Net income per common share                           $   (0.87)  $   (0.11)  $   (0.89)  $    0.19
                                                      ---------   ---------   ---------   ---------
                                                      ---------   ---------   ---------   ---------

Weighted average number of common
  shares                                              4,800,487   4,800,487   4,800,487   4,800,487
                                                      ---------   ---------   ---------   ---------
                                                      ---------   ---------   ---------   ---------



           The accompanying notes are an integral part of these condensed consolidated financial statements.
                                      Continued
                                          6

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        and Consolidated Subsidiary Companies

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                    (In Thousands)




                                                                                       Six Months Ended
                                                                                    ----------------------
                                                                                         December 31,
                                                                                      1996          1995
                                                                                    --------      --------
Cash flows from operating activities:
  Net (loss) from continuing operations                                             $ (4,295)     $   (669)
  Adjustments to reconcile net  (loss)  to net cash provided by operating activities:
        Depreciation and amortization                                                  2,550           671
        (Gain) Loss on disposal of assets                                                406          (141)
        Provision for uncollectible accounts receivable                                    3            56
  (Increase) decrease in:
     Accounts receivable                                                                 404          (443)
     Accounts receivable, miscellaneous                                                  (61)          (12)
     Drivers advances                                                                    189             9
     Inventories                                                                           7             2
     Prepaid expenses                                                                    323           103
     Deposits                                                                            (56)          (60)
  Increase (decrease) in:
     Accounts payable and accrued liabilities                                          1,386         1,388
     Liabilities in excess of assets of discontinued operation                           (83)           --
                                                                                    --------      --------
        Net cash provided by operating activities from continuing operations             773           904
                                                                                    --------      --------

  Net (loss) from discontinued operations                                                 --          (795)
     Depreciation and amortization                                                        --             8
     Loss on disposition of assets                                                        --            14
     Changes in operating assets                                                          --           164
                                                                                    --------      --------
        Net cash (used in) operating activities from discontinued operations              --          (609)
                                                                                    --------      --------

Cash flows from investing activities:
  Increase in notes receivable                                                            --           (29)
  Collections on notes receivable                                                          1            --
  Additions to property and equipment                                                   (113)         (253)
  Proceeds from disposal of property and equipment                                        93         1,821
                                                                                    --------      --------
        Net cash provided by (used in) investing activities                              (19)        1,539
                                                                                    --------      --------



                                      Continued
                                          7

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        and Consolidated Subsidiary Companies

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                    (In Thousands)



                                                                                   Six Months Ended
                                                                                      December 31,
                                                                                 ---------------------
                                                                                   1996         1995
                                                                                 --------     --------
Cash flows from financing activities:
  Principal payments on borrowings                                                (22,307)     (31,226)
  Proceeds from borrowings                                                         21,521       29,358
                                                                                 --------     --------
        Net cash (used in) financing activities                                      (786)      (1,868)
                                                                                 --------     --------

(Decrease) in cash                                                                    (32)         (34)
Cash, beginning of period                                                              37           57
                                                                                 --------     --------
Cash, end of period                                                              $      5     $     23
                                                                                 --------     --------
                                                                                 --------     --------

Supplemental disclosure of cash flow information:

  Cash paid for:
     Interest                                                                    $    352     $    305
                                                                                 --------     --------
                                                                                 --------     --------

     Income taxes                                                                $     16     $     12
                                                                                 --------     --------
                                                                                 --------     --------

  Noncash investing and financing transactions:
     Purchase of property and equipment with debt or reduction of receivable     $     --     $  3,316
                                                                                 --------     --------
                                                                                 --------     --------

     Net assets sold for assumption of debt and reduction of receivable          $  2,944     $     --
                                                                                 --------     --------
                                                                                 --------     --------

     Net assets of CK Trucking sold for receivables                              $     --     $     14
                                                                                 --------     --------
                                                                                 --------     --------



           The accompanying notes are an integral part of these condensed financial statements.
                                          8

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



2.  STATEMENT OF INFORMATION FURNISHED



    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996, the results of operations for the three months and six months ended December 31, 1996 and 1995 and the cash flows for the six months ended December 31, 1996 and 1995. The results of operations for the three and six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report.


    Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (000 omitted):

                                       December 31,   June 30    Estimated
                                           1996         1996    Useful Lives
                                        ------------   -------   ------------

    Revenue equipment                  $         --   $ 3,834   5 to 7 years
    Service cars                                 --        11   5 years
    Furniture and office equipment              142       505   4 to 5 years
    Leasehold improvements                       69       137   Lease term
    Machinery and equipment                      --        29   5 years
                                        ------------   -------
                                                211     4,516
    Less accumulated depreciation
         and amortization                        84       936
                                        ------------   -------
                                       $        127   $ 3,580
                                        ------------   -------
                                        ------------   -------

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        and Consolidated Subsidiary Companies


                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                              December 31,     June 30
                                                 1996           1996
                                               ------------    ---------

    Accounts payable                          $        597    $   1,390
    Accrued insurance                                  664          469
    Accrued purchased transportation                 4,049        2,766
    Other accrued expenses                             137          959
                                               ------------    ---------
                                              $      5,447    $   5,584
                                               ------------    ---------
                                               ------------    ---------

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

    During the six months ended December 31, 1995, the Company recognized a net gain to the extent of unpaid liabilities of Nationwide Produce Co. (not guaranteed or assumed by the Company) in excess of assets and operating losses from July 1, 1995 to date of liquidation amounting to $4,000,000 before income tax.

6.  DISCONTINUED SUBSIDIARY

    Having experienced significant losses in it's long-haul trucking operation, the Company's Board of Directors decided on December 20, 1996 to discontinued it's subsidiary, CW Truck, through an orderly liquidation process.

    On January 3, 1997, the Company made a General Assignment of all assets of CW Truck for the pro rata benefit of all the creditors. In conjunction with the General Assignment, the Company, on December 31, 1996, sold all of its rolling stock assets for the outstanding debt on the equipment. Revenues applicable to the discontinued subsidiary were approximately $22,700,000, $29,100,000 and $29,000,000 for the years ended June 30, 1996,
    1995 and 1994, respectively. Revenues applicable to the discontinued subsidiary for the six months ended December 31, 1996 and 1995 were $7,587,000 and $12,262,000, respectively.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net loss from continuing operations for the quarter and six months ended December 31, 1996 amounted to $4,197,000 and $4,293,000 respectively compared to net losses of $475,000 and $669,000 for the prior year periods. The increased losses was primarily due to write offs and accruals associated with the Company's discontinuance of it's subsidiary CW Truck and a reduction in produce-related temperature-controlled freight in the California market area during the three month period ended December 31, 1996. The Company's remaining operation, Vertex Transportation, Inc., had net income before taxes of approximately $143,000 and $382,000 for the three and six month periods ended December 31, 1996 as compared to net income before taxes of $325,000 and $596,000 for the comparable prior year periods.

Second quarter operating revenue decreased 19.3% to $10,041,000 from $12,449,000 for the second quarter of the previous fiscal year. The decrease reflects a reduction in the Company's tractor fleet from 177 units at December 31, 1995 to 95 units up until December 31, 1996, at which time the units were sold, which resulted in a decrease of loaded miles from 5,500,000 to 3,205,000 for the period. The reduction in the number of units reflected the Company's efforts to downsize the operation by concentrating it's freight lanes. Operating revenue in the transportation logistics operation decreased $324,000 to $7,589,000 for the second quarter ended December 31, 1996 from the comparable 1995 period. The Company's remaining logistics operation, Vertex Transportation, Inc., increased sales $100,000 to $7,589,000 from $7,489,000 for the comparable prior year period.

During the six month period ended December 31, 1996, demand for the Company's temperature-controlled truckload services weakened due to reduced availability of produce-related freight while pricing remained relatively consistent with the prior period. Operating revenue decreased 18.9% for the six month period ended December 31, 1996 to $20,588,000 from $25,399,000 for the prior period, reflecting a decrease in loaded miles for the truckload operation from 11,499,000 to 6,986,000 for the period.

Operating costs for the three month period ending December 31, 1996 increased by $763,000 and decreased $1,794,000 for the six months ended December 31, 1996 from the prior year periods, respectively. As a percentage of sales, operating costs for the three and six month periods ending December 31, 1996 increased 32.3% and 15.1% from the prior year periods, respectively. The increase is primarily attributable a $2,028,000 write of goodwill, a $659,000 cargo claim liability, and a 3% percentage of sales increase in the cost of purchased transportation during the three month period ended December 31, 1996. as compared to the prior year period.

Loss on sale of assets for the three and six month periods ending December 31, 1996 was $429,000 and $406,000 as compared to a gain of $120,000 and $141,000 for the comparable prior year periods. The loss reflects a loss of $449,000 associated with the sale of the revenue generating assets and the lease abandonment of Country Wide Truck Service, Inc. in conjunction with the General Assignment.

Having experienced significant losses in the produce segment, the Company's board of Directors decided on June 26, 1995 to wind down and discontinue the entire product sales segment through an orderly liquidation which was estimated to occur over the subsequent two month period. Immediately thereafter, the Company commenced to close the operations and on September 18, 1995 made a General Assignment of all assets of its subsidiary, Nationwide Produce Co., for the pro rata benefit of all creditors of the subsidiary. During the three and six months ended December 31, 1995, the Company's product sales segment generated a net loss of $33,000 and $795,000, respectively. Results of operation for the product sales segment have been classified as discontinued operations in the Company's financial statements for all periods presented.

During the six months ended December 31, 1995, the Company recognized a net gain to the extent of unpaid liabilities of Nationwide Produce Co. (not guaranteed or assumed by the Company) in excess of assets and operating losses from July 1, 1995 to the date of liquidation amounting to $4,000,000 before income tax.

Having experienced significant losses in it's long-haul trucking operation, the Company's Board of Directors decided on December 20, 1996 to discontinued it's subsidiary, CW Truck, through an orderly liquidation process. On January 3, 1997, the Company made a General Assignment of all assets of CW Truck for the pro rata benefit of all the creditors. In conjunction with the General Assignment, the Company, on December 31, 1996, sold all of its rolling stock assets for the outstanding debt on the equipment. Revenues applicable to the discontinued subsidiary for the six months ended December 31, 1996 and 1995 were $7,587,000 and $12,262,000, respectively. During the three and six month periods ended December 31, 1996 CW Truck generated a net loss of $4,230,000 and $4,442,000, respectively. Results of operation for CW Truck have been classified as continuing operations in the Company's financial statements for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to a loan agreement with a commercial bank dated June 30, 1996 the Company utilizes a credit facility which provides for maximum borrowings of $3,700,000. Borrowings are limited to 80% of eligible accounts receivable and at December 31, 1996 the outstanding indebtedness under the credit facility was $2,496,000 and is classified as a current liability in the Company's financial statements. The agreement bears interest at the banks prime rate plus 3% and expires on February 28, 1997. At December 31, 1996 the Company was in violation of certain covenants of the agreement and management is negotiating with the bank for an extension and has also commenced negotiations with other lending institutions in order to put alternative financing in place upon expiration of the extension agreement with it's current lender. At December 31, 1996 the Company's subsidiary CW Truck facility had an outstanding indebtedness to the bank of $724,000 bearing interest at the banks prime rate plus 3% which is cross-guaranteed and cross-collateralized by the Company's logistical transportation subsidiary, Vertex which will assume the remaining debt, if any, after the assets of CW Truck. are liquidated by the trustee. The bank has reserved $100,000 of the amount of the obligation against Vertex's credit facility, which the Company feels should not have an material adverse affect on its financial position or continuing operations. On February 21, 1996 the bank was fully paid on it's obligation by the trustee for CW Truck.

The loan covenant violations, combined with the inability of the Company to obtain waivers and restated covenants for future periods, along with losses from operations and negative working capital at June 30, 1996 caused the Company's independent auditors to question the Company's ability to continue as a going concern.

At December 31, 1996, the Company's ratio of current assets to current liabilities and its debt to equity were 0.5:1 and (3.8).1 respectively, as compared to 0.6:1 and 6.7:1 respectively at June 30, 1996.

The Company ended the December 31, 1996 period with $5,000 of cash and negative working capital of $4,070,000. Based upon the Company's expected cash flow from operations and funds available under existing or substitute credit facilities, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs. However, should these sources prove inadequate or unavailable, the Company may be required to seek financing through capital investment.

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

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        and Consolidated Subsidiary Companies



Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

         During the month of September 1995 the Company's transportation subsidiary, CW Truck, had a cargo claim that approximated $600,000 filed against it by one of it's customers. The insurance carrier citing certain exceptions in the cargo policy declined to pay the claim and referred the issue to litigation on February 27, 1996. The Company initiated legal action against the issuance carrier and its agent. The customer additionally filed a cross claim against the Company. Management has fully reserved this claim in it's financial statements at December 31, 1996.

ITEM 5.  OTHER INFORMATION

         During the quarter ended June 30, 1995, the Company discontinued it's product sales segment which was operated by the Company's Wholly owned subsidiary, Nationwide Produce Co. since July 1992 when the Company acquired all of the outstanding stock of Nationwide from Martrade, Ltd. The Company's discontinuance of the product sales segment culminated in the filing of a General Assignment during September 1995 of all assets of Nationwide Produce Co. for the pro rata benefit of all creditors of the subsidiary.

         During the quarter ended December 31, 1996 the Company discontinued all operations relating to it's wholly owned subsidiary, CW Truck. On January 3, 1997 the Company made a General Assignment of all the assets of CW Truck for the pro rata benefit of all creditors of the subsidiary. In conjunction with the General Assignment the Company, on December 31, 1996, sold all the rolling stock assets of the company for all the outstanding debt on the equipment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  None.

         (b)  Reports on Form 8-K:

              1. Report dated September 23, 1996 regarding the letter of intent for the acquisition of the Company by Continental American Transport, Inc.

              2. Report dated January 3, 1997 regarding the General Assignment of CW Truck and change of corporate address.

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        and Consolidated Subsidiary Companies

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

                                       COUNTRY WIDE TRANSPORT SERVICES, INC.
                                        -------------------------------------
                                       Registrant


DATED:  February 24, 1996              S/TIMOTHY LEPPER
                                        -------------------------------------
                                       Timothy Lepper
                                       President and Chief Financial Officer