Form 10-Q
period 1997-03-31
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1997-05-14
CIK 810950

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

          -------------------------------------------------------

                                    FORM 10-Q

                    Quarter Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          -------------------------------------------------------

For Quarter Ended March 31, 1997                  Commission File Number 0-23360

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

               DELAWARE                                     95-4105996
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)

          119 Despatch Drive, East Rochester, NY          14445
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

          (716) 381-5470
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----      ----

     The number of shares of common stock outstanding as of April 30, 1997 was 21,240,487

                         COUNTRY WIDE TRANSPORT SERVICES, INC.
                         and Consolidated Subsidiary Companies


                                        INDEX





PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements:

     Condensed Consolidated Balance Sheets--March 31, 1997
          and June 30, 1996                                                 3

     Condensed Consolidated Statements of Operations--Three Months Ended
          March 31, 1997 and 1996, and Nine Months Ended
          March 31, 1997 and 1996                                           5

     Condensed Consolidated Statements of Cash Flows--Nine
          Months Ended March 31, 1997 and 1996                              7

     Notes to Condensed Consolidated Financial Statements                   9

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                         12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                14

Item 5.   Other Information                                                14

Item 6.   Exhibits and reports on form 8K                                  14

SIGNATURES                                                                 15

                          COUNTRY WIDE TRANSPORT SERVICES, INC.
                          and Consolidated Subsidiary Companies

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (In Thousands)



                                                                                                   March 31,         June 30,
                                                                                                     1997             1996*
                                                                                               ---------------    ------------
                                                                                                 (Unaudited)

               ASSETS

Current assets:
     Cash                                                                                         $       5      $       37
     Accounts receivable, net                                                                         3,456           5,199
     Accounts receivable, miscellaneous                                                                  48              85
     Driver advances                                                                                     11             203
     Inventories                                                                                         --              29
     Prepaid expenses                                                                                    63             380
                                                                                               ---------------    ------------
               Total current assets                                                                   3,583           5,933

Property and equipment, net                                                                             119           3,580

Other assets:
     Deposits                                                                                            --             270
     Excess of purchase price over fair market value of net assets acquired, net                      2,668           4,825
                                                                                               ---------------    ------------
               Total Assets                                                                       $   6,370      $   14,608
                                                                                               ---------------    ------------
                                                                                               ---------------    ------------







*  Condensed from audited financial statements.

                                           Continued
                                              3

                               COUNTRY WIDE TRANSPORT SERVICES, INC.
                               and Consolidated Subsidiary Companies

                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                          (In Thousands)



                                                                           March 31,         June 30,
                                                                             1997             1996*
                                                                        -------------    --------------
                                                                         (Unaudited)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Notes payable and current portion of long-term debt                   $  1,962       $  4,329
     Accounts payable and accrued liabilities                                 5,570          5,584
                                                                        -------------    --------------
               Total current liabilities                                      7,532          9,913

Long-term debt, less current portion                                             --          2,616

Liabilities in excess of assets of discontinued subsidiary                    1,022             --
Liabilities in excess of assets of discontinued operations                       52            177
                                                                        -------------    --------------
               Total liabilities                                              8,606         12,706
                                                                        -------------    --------------

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
          issuable in series, none issued                                        --             --
     Common stock, $.02 par value, 30,000,000 shares authorized,
          960,200 shares issued and outstanding at March 31, 1997
          and June 30, 1996, respectively                                        96             96
     Warrants                                                                    40             40
     Additional paid-in capital                                               6,763          6,763
     Retained earnings                                                       (9,135)        (4,997)
                                                                        -------------    --------------
               Total stockholders' equity (deficit)                          (2,236)         1,902
                                                                        -------------    --------------
               Total liabilities and stockholders' equity (deficit)        $  6,370       $ 14,608
                                                                        -------------    --------------
                                                                        -------------    --------------


            The accompanying notes are an integral part of these condensed consolidated financial statements.
                                     4

                         COUNTRY WIDE TRANSPORT SERVICES, INC.
                        and Consolidated Subsidiary Companies

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                        (In Thousands, except Per Share Data)



                                                            Three Months Ended                 Nine Months Ended
                                                               March 31,                           March 31,
                                                       --------------------------         --------------------------
                                                           1997           1996               1997            1996
                                                       -----------    -----------         ----------     -----------
Transportation revenue                                 $    6,149     $    11,212         $   26,737     $   36,612
                                                       -----------    -----------         ----------     -----------
Operating costs and expenses:
     Purchased transportation                               5,277           7,853             19,970         25,714
     Salaries and related expenses                            423           1,416              3,161          4,351
     Operating expenses                                        33           1,475              1,131          3,812
     Revenue equipment rentals                                 --             465                827          1,438
     General supplies and expenses                            182             662              2,379          1,784
     Depreciation and amortization                             41             312              2,592            982
                                                       -----------    -----------         ----------     -----------
          Total operating costs and expenses                5,956          12,183             30,060         38,081
                                                       -----------    -----------         ----------     -----------
Operating income (loss)                                       193            (971)            (3,323)        (1,469)

Other income (expense):
     Interest expense                                         (24)           (195)              (375)          (539)
     Interest income                                           --              --                 --             33
     Other, net                                                --             (36)                --            (36)
     (Loss) on the sale of business division                   --            (222)                --           (222)
     Gain (loss) on disposition of assets                      --             (16)              (406)           125
                                                       -----------    -----------         ----------     -----------
Income (loss) from continuing operations
     before provision for income taxes and
      discontinued operations                                 169          (1,440)            (4,104)        (2,108)

Income tax expense (benefit)                                   13              34                 34             34
                                                       -----------    -----------         ----------     -----------
Income (loss) from continuing operations                      156          (1,474)            (4,138)        (2,142)
                                                       -----------    -----------         ----------     -----------


                                                 Continued
                                                     5

                                   COUNTRY WIDE TRANSPORT SERVICES, INC.
                                   and Consolidated Subsidiary Companies

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                   (In Thousands, except Per Share Data)


                                                                   Three Months Ended            Nine Months Ended
                                                                      March 31,                     March 31,
                                                            --------------------------    -------------------------
                                                                 1997           1996           1997           1996
                                                            ------------   -----------    ------------   ----------
Income (loss) from continuing operations                    $      156     $   (1,474)    $   (4,138)    $   (2,142)

Discontinued operations:
     (Loss) from operations of discontinued
          business segments, net of applicable
          income tax of $(263) for the three and six
          months ended March 31, 1996.                              --           (483)            --         (1,279)
                                                            ------------   -----------    ------------   ----------
Net income (loss) before extraordinary item                        156         (1,957)        (4,138)        (3,421)

Extraordinary item:
     Gain on forgiveness of debt of discontinued
          operations, net of applicable income tax
          expense of $1,630 (note 5)                                --             --             --          2,370
                                                            ------------   -----------    ------------   ----------
Net income (loss)                                           $      156     $   (1,957)    $   (4,138)    $   (1,051)
                                                            ------------   -----------    ------------   ----------
                                                            ------------   -----------    ------------   ----------

Income (loss) per common share:
     Continuing operations                                       $0.16     $    (1.54)    $    (4.31)    $    (2.23)
     Discontinued operations                                        --          (0.50)            --          (1.33)
     Extraordinary item                                             --             --             --           2.47
                                                            ------------   -----------    ------------   ----------
Net income (loss) per common share                          $     0.16     $    (2.04)    $    (4.31)    $    (1.09)
                                                            ------------   -----------    ------------   ----------
                                                            ------------   -----------    ------------   ----------

Weighted average number of common
     shares (note 7)                                             960,097       960,097         960,097      960,097
                                                            ------------   -----------    ------------   ----------
                                                            ------------   -----------    ------------   ----------


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                            COUNTRY WIDE TRANSPORT SERVICES, INC.
                            and Consolidated Subsidiary Companies

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                     (In Thousands)



                                                                                                Nine Months Ended
                                                                                                     March 31,
                                                                                          -----------------------------
                                                                                              1997              1996
                                                                                          -----------      ------------
Cash flows from operating activities:
     Net (loss) from continuing operations                                                $   (4,138)      $   (2,142)
     Adjustments to reconcile net  (loss)  to net cash provided by operating activities:
               Depreciation and amortization                                                   2,592              982
               (Gain) Loss on disposal of assets                                                 406             (125)
               Loss on disposal of business segment                                               --              222
               Provision for uncollectible accounts receivable                                   (78)              48
     (Increase) decrease in:
          Accounts receivable                                                                  1,821              709
          Accounts receivable, miscellaneous                                                      37              (10)
          Drivers advances                                                                       192               67
          Inventories                                                                             29                4
          Prepaid expenses                                                                       317             ( 19)
          Deposits                                                                               270              (63)
          Other assets                                                                            --               --
     Increase (decrease) in:
          Accounts payable and accrued liabilities                                               (14)             953
          Liabilities in excess of assets of discontinued subsidiaries                         1,022               --
          Liabilities in excess of assets of discontinued operations                            (125)              --
                                                                                          -----------      ------------
               Net cash provided by operating activities from continuing operations            2,331              626
                                                                                          -----------      ------------

     Net (loss) from discontinued operations                                                      --           (1,279)
          Depreciation and amortization                                                           --                8
          Loss on disposition of assets                                                           --               14
          Changes in operating assets                                                             --              807
                                                                                          -----------      ------------
               Net cash (used in) operating activities from discontinued operations               --             (450)
                                                                                          -----------      ------------

Cash flows from investing activities:
     Increase in notes receivable                                                                 --              (29)
     Collections on notes receivable                                                               1               --
     Additions to property and equipment                                                         (90)            (310)
     Proceeds from disposal of property and equipment                                             93            2,328
     Proceeds from disposal of business segment                                                   --               50
                                                                                          -----------      ------------
               Net cash provided by investing activities                                           4            2,039
                                                                                          -----------      ------------


                                                Continued
                                                    7

                              COUNTRY WIDE TRANSPORT SERVICES, INC.
                              and Consolidated Subsidiary Companies

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                         (In Thousands)



                                                                                                          Nine Months Ended
                                                                                                               March 31,
                                                                                                    --------------------------------
                                                                                                       1997                 1996
                                                                                                    -----------          -----------

Cash flows from financing activities:
     Principal payments on borrowings                                                                 (29,925)            (45,846)
     Proceeds from borrowings                                                                          27,558              43,601
                                                                                                    -----------          -----------
          Net cash (used in) financing activities                                                      (2,367)             (2,245)
                                                                                                    -----------          -----------

(Decrease) in cash                                                                                        (32)                (30)
Cash, beginning of period                                                                                  37                  57
                                                                                                    -----------          -----------
Cash, end of period                                                                                  $      5            $     27
                                                                                                    -----------          -----------
                                                                                                    -----------          -----------

Supplemental disclosure of cash flow information:

     Cash paid for:
          Interest                                                                                   $    375            $    499
                                                                                                    -----------          -----------
                                                                                                    -----------          -----------

          Income taxes                                                                               $     34            $     31
                                                                                                    -----------          -----------
                                                                                                    -----------          -----------

     Noncash investing and financing transactions:
          Purchase of property and equipment with debt or reduction of receivable                    $     --            $  3,316
                                                                                                    -----------          -----------
                                                                                                    -----------          -----------

          Net assets of CK Trucking sold for receivables                                             $     --            $     14
                                                                                                    -----------          -----------
                                                                                                    -----------          -----------


               The accompanying notes are an integral part of these condensed financial statements.
                                         8

                             COUNTRY WIDE TRANSPORT SERVICES, INC.
                             and Consolidated Subsidiary Companies


                      Notes to Condensed Consolidated Financial Statements
                                         (Unaudited)





1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the year ended June 30, 1996

2.   STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months and nine months ended March 31, 1997 and 1996 and the cash flows for the nine months ended March 31, 1997 and 1996. The results of operations for the three and nine month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (000 omitted):

                                        March 31,      June 30           Estimated
                                          1997           1996           Useful Lives
                                       -----------    -----------     ----------------
     Revenue equipment                  $       --     $    3,834     5 to 7 years
     Service cars                               --             11     5 years
     Furniture and office equipment            142            505     4 to 5 years
     Leasehold improvements                     72            137     Lease term
     Machinery and equipment                    --             29     5 years
                                       -----------    -----------
                                               214          4,516
     Less accumulated depreciation
          and amortization                      95            936
                                       -----------    -----------
                                        $      119     $    3,580
                                       -----------    -----------
                                       -----------    -----------

                                      9

                     COUNTRY WIDE TRANSPORT SERVICES, INC.
                     and Consolidated Subsidiary Companies


             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)





4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                           March 31.           June 30
                                             1997                1996
                                         -------------       -------------

     Accounts payable                    $         503       $       1,390
     Accrued insurance                              --                 469
     Accrued purchased transportation            4,257               2,766
     Other accrued expenses                        810                 959
                                         -------------       -------------
                                         $       5,570       $       5,584
                                         -------------       -------------
                                         -------------       -------------

5.   DISCONTINUED OPERATIONS

     Having experienced significant losses in the produce sales segment, the Company's Board of Directors decided on June 26, 1995 to discontinue the entire segment through an orderly liquidation process which they estimated would occur over the subsequent two month period. Immediately thereafter, the Company commenced to close operations and on September 18, 1995 made a General Assignment of all assets of it's subsidiary, Nationwide Produce Co., for the pro rata benefit of all creditors of the subsidiary. Revenues applicable to the discontinued product sales segment were approximately $52,953,000, $22,723,000 and $20,053,000 for the years ended June 30, 1995,
     1994, and 1993, respectively.

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

     On January 3, 1997, the Company made a General Assignment of all assets of CW Truck for the pro rata benefit of all the creditors. In conjunction with the General Assignment, the Company, on December 31, 1996, sold all of its rolling stock assets for the outstanding debt on the equipment. Revenues applicable to the discontinued subsidiary were approximately $22,700,000, $29,100,000 and $29,000,000 for the years ended June 30, 1996,
     1995 and 1994, respectively. Revenues applicable to the discontinued subsidiary for the nine months ended March 31, 1997 and 1996 were $7,587,000 and $14,793,000, respectively.

                     COUNTRY WIDE TRANSPORT SERVICES, INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.   SUBSEQUENT EVENTS

     At a meeting of the Board of Directors, and subsequent consent by a majority of stockholders of the Company, pursuant to article 228 of the Delaware Corporation Law, the Company amended it's certificate of incorporation to increase the authorized number of common shares to 30,000,000 at $.02 par value from 10,000,000 at $.02 par value.

     Additionally, the Board of Directors, with subsequent consent by a majority of stockholders, authorized a reverse split of common stock; exchanging one fully paid and non assemble share of common stock at $.10 par value for each five shares at $.02 par value.

     Effective April 25, 1997, the Company completed a private placement to certain current accredited stockholders of the company, which resulted in the issuance of 16,440,000 common shares for $1,644,000.

     In order to more succinctly describe the weighted average number of common shares at period ending March 31, 1997, as well as previous comparative periods the outstanding shares at that time have been adjusted to reflect the one for five reverse stock split.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income from continuing operations for the quarter ended March 31, 1997 amounted to $156,000 and net loss for the nine months ended March 31, 1997 amounted to $4,138,000 respectively; compared to net losses of $1,474,000 and $2,142,000 for the prior year periods. The quarter income was realized from the subsidiary, Vertex Transportation, Inc., since the CW Truck subsidiary was discontinued effective January 3, 1997.

Third quarter operating revenue declined 45.2% to $6,149,000 from $11,212,000 for the third quarter of the previous fiscal year. The reduction reflects the discontinuance of CW Truck effective January 3, 1977. Additionally, third quarter revenue for Vertex Transportation, Inc. declined to $6,149,000 from $7,165,580 during the third quarter of the previous year due to limitations of working capital.

Operating costs for the three month period ending March 31, 1997 decreased by $6,227,000 and decreased $8,021,000 for the nine months ended March 31, 1997 from the prior year periods, respectively. As a percentage of sales, operating costs for the three and nine month periods ending March 31, 1997 decreased 11.8% and increased 8.4% for the respective prior year periods. The change is primarily attributable to the discontinuance of CW Truck, effective January 3, 1997.

Having experienced significant losses in the produce segment, the Company's board of Directors decided on June 26, 1995 to wind down and discontinue the entire product sales segment through an orderly liquidation which was estimated to occur over the subsequent two month period. Immediately thereafter, the Company commenced to close the operations and on September 18, 1995 made a General Assignment of all assets of it's subsidiary, Nationwide Produce Co., for the pro rata benefit of all creditors of the subsidiary. During the three and six months ended December 31, 1995, the Company's product sales segment generated a net loss of $33,000 and $795,000, respectively. Results of operation for the product sales segment have been classified as discontinued operations in the Company's financial statements for all periods presented.

During the nine months ended March 31, 1996, the Company recognized a net gain to the extent of unpaid liabilities of Nationwide Produce Co. (not guaranteed or assumed by the Company) in excess of assets and operating losses from July 1, 1995 to the date of liquidation amounting to $4,000,000 before income tax.

Having experienced significant losses in it's long-haul trucking operation, the Company's Board of Directors decided on December 20, 1996 to discontinued it's subsidiary, CW Truck, through an orderly liquidation process. On January 3, 1997, the Company made a General Assignment of all assets of CW Truck for the pro rata benefit of all the creditors. In conjunction with the General Assignment, the Company, on December 31, 1996, sold all of its rolling stock assets for the outstanding debt on the equipment. Revenues applicable to the discontinued subsidiary for the nine months ended March 31, 1997 and 1996 were $7,587,000 and $14,793,000, respectively. During the nine month period ended March 31, 1997 CW Truck generated a net loss of $4,442,000. Results of operation for CW Truck have been classified as continuing operations in the Company's financial statements for all periods presented


The decreased sales of the Vertex Transportation, Inc. subsidiary for the three month period ended March 31, 1997 of $6,149,000 from $7,165,580 in the prior year period can be attributed to a limitation of working capital and a concern for the financial viability of the subsidiary given the liquidation of CW Truck on January 3, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had a loan agreement with a commercial bank dated June 30, 1996, where the Company utilized a credit facility which provides for maximum borrowing of $3,700,000. Borrowing are limited to 80% of eligible accounts receivable and at March 31, 1997 the outstanding indebtedness under the credit facility was $1,962,000 and is classified as a current liability in the Company's financial statements. The agreement bears interest at the bank's prime rate plus 3%.

At April 29, 1997, the Company, through it's Vertex Transportation, Inc. subsidiary, had secured new financing with a commercial bank. The new facility is a three year contract which allows for borrowing of up to $4,000,000 which are limited to 80% of eligible accounts receivable. The agreement bears an interest rate of the bank's prime rate plus 2 1/2%. Effective April 29, 1997 the Company's previous revolving credit line, in the amount of $2,173,171 was paid.

As of June 30, 1996, due to certain loan covenant violations with the Company's previous lender along with the Company's inability to obtain waivers and restated covenants for future periods with the same previous lender, along with losses from operations and negative working capital at June 30, 1996, caused the Company's independent auditors to question the Company's ability to continue as a going concern.

At March 31, 1997, the Company's ratio of current assets to current liabilities and its debt to equity were 0.5:1 and (2.6).1 respectively, as compared to 0.6:1 and 6.7:1 respectively at June 30, 1996.

The Company ended the March 31, 1997 period with $5,000 of cash and negative working capital of $3,949,000. Based upon the Company's expected cash flow from operations and funds available as of April 29, 1997, from it's new credit facility, management believes that the Company's capital resources are sufficient to meet it present and anticipated operating needs.

Effective April 25, 1997, the Company completed a private placement with certain current accredited stockholders of the Company which resulted in the issuance of 16,440,000 common shares for $1,644,000.

                     COUNTRY WIDE TRANSPORT SERVICES, INC.
                     and Consolidated Subsidiary Companies


Part II.  Other Information

ITEM 1.   LEGAL PROCEEDINGS

          During the month of September 1995 the Company's transportation subsidiary, CW Truck, had a cargo claim that approximated $600,000 filed against it by one of it's customers. The insurance carrier citing certain exceptions in the cargo policy declined to pay the claim and referred the issue to litigation on February 27, 1996. The Company initiated legal action against the issuance carrier and its agent. The customer additionally filed a cross claim against the Company. Management has fully reserved this claim in it's financial statements at March 31, 1997.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:  None.

          (b)  Reports on Form 8-K:

               1. Effective April 30, 1997, the Company's subsidiary, Vertex Transportation, Inc. secured a new three-year revolving line of credit at $4 million with Marine Midland Bank NA. This increased line will replace its old credit facility at improved terms for the Company.

               2. Country Wide Transport also completed a private placement to certain existing accredited stockholders in the amount of $1,644,000, in exchange for Company stock. The proceeds will be used as working capital for its Vertex Transportation, Inc. subsidiary.

               3. The Company received approval from a majority of it's stockholders as well as it's Board of Directors to increase the authorized number of common shares to 30 million from 10 million shares.

               4. Country Wide Transport is instituting a 1-for-5 reverse stock split, effective May 15, 1997.

                     COUNTRY WIDE TRANSPORT SERVICES, INC.
                     and Consolidated Subsidiary Companies




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

                                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                                        Registrant





DATED:  May 14, 1997                     S/Timothy Lepper
                                        -------------------------------------
                                        Timothy Lepper
                                        President and Chief Financial Officer