Form 10-K
period 1997-06-30
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1997-10-14
CIK 810950

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20540

                                      FORM 10-K


[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                       For the fiscal year ended June 30, 1997

                             Commission File No. 0-23360

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        -------------------------------------

                   (Name of Registrant as specified in its charter)


DELAWARE                                                             95-4105996
(State or Other Jurisdiction                                   (I.R.S. Employer
or Organization)                                            Identification No.)

119 DESPATCH DRIVE, EAST ROCHESTER, N.Y.                                  14445
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number, including area code:              (716) 381-5470

Securities registered pursuant to Section 12(b) of the Exchange Act:

    None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                                          NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                     ON WHICH REGISTERED

Common Stock, par value $.10 per share                                     NASD
                                                                            OTC
                                                                 Bulletin Board

    Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes  X   No
    ---     ---

    Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]


                              [Cover page 1 of 2 pages.]

As of September 13, 1997 there were 4,248,100 shares of the Company's Common Stock, $.10 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on September 13, 1997 was $5,819,897.

                              [Cover page 2 of 2 pages.]

                                        PART I

ITEM 1.  BUSINESS

                                     THE BUSINESS
                                     ------------

    Effective January, 1997, the Company's core business is conducted through its sole operating subsidiary Vertex Transportation, Inc., (Vertex). In business since 1978 and purchased by the Company on July 1, 1994, Vertex operates in the area of third party transportation logistics. As a non asset based service entity Vertex provides customers with transactional transportation opportunities as a freight forwarder as well as full service logistics capabilities in less-than-truckload (LTL), truckload, intermodal and international transportation. Additionally, the Company provides logistics management programs for its customers.

                          BUSINESS HISTORY, AND DEVELOPMENT
                          ---------------------------------

    Country Wide Truck Service, Inc. ("CW Truck") formerly one of the Company's wholly-owned subsidiaries, was incorporated in California in 1962. The Company was organized under the laws of the State of Delaware in February 1987 and all of the outstanding common stock of CW Truck was transferred to the Company in exchange for shares of the Company's Common Stock. On April 3, 1987, the Company issued 150,000 shares of its Common Stock in a public common stock offering. In 1988, CSX/Sea-Land Logistics, Inc. acquired a controlling interest in the Company, and expanded the business in a manner which created significant losses. The original owners reacquired control in 1990 and thereafter downsized the operations. By virtue of a Plan and Agreement of Reorganization effective as of July 1, 1992, the Company acquired from Martrade, Ltd., a Minnesota corporation, all of the issued and outstanding shares of common stock of Nationwide Produce Co. (formerly Yellowstone Transportation, Inc.), a Minnesota corporation ("Nationwide"), in exchange for 255,000 shares of the Company's Common Stock. On August 31, 1992, Martrade, Ltd., whose majority shareholder is William Martindale, purchased an aggregate of 200,000 additional shares of the Company's common stock from its then principal shareholders, Barry Plost and David J. Abts, in a private transaction, thereby acquiring a controlling interest in the Company.

    Effective July 1, 1994, CW Truck acquired Vertex Transportation, Inc. ("Vertex"). Vertex was established in October 1978 as Vertex Associates Transportation, Inc., a New York corporation. It was originally established as an agent for CW Truck. In 1980, Vertex received authority as a broker and while continuing to serve CW Truck as agent, began to expand its business beyond its relationship with CW Truck. During the 1980's, Vertex developed its brokerage and logistics management capabilities and began representing many large corporations, including Kodak, Xerox, DuPont, Bausch & Lomb, Champion Products and General Motors. In 1988, this company changed its name to Vertex Transportation, Inc., in order to more succinctly describe its dedication to third party transportation logistics. In 1992, Vertex became an unregulated freight forwarder. This change was not simply a change of name or form but was a step to signal a total consolidated freight management service. Vertex operated as a division of CW Truck through June 27, 1996, when it was again incorporated and presently operates as a subsidiary of the Company.

    Through its former subsidiary, Nationwide Produce Co., ("Nationwide"), the Company operated a "mixer" produce operation. Having experienced significant losses in certain divisions of Nationwide during the quarter ended March 31, 1995, management began a review of its entire product sales group. As a result of the review, two of Nationwide's divisions (Salinas lettuce packing and the tomato repackaging divisions) were closed in May of 1995. Continued losses in the Company's product sales segment through June 30, 1995 with no possibility of improvement forced management and the Board of Directors on June 26, 1995 to decide to discontinue the entire segment through an orderly liquidation process which they estimated would occur over the subsequent two month period. Immediately thereafter, the operations were begun to close, and on September 18, 1995 the Company made a General Assignment of all assets of its subsidiary, Nationwide Produce Co, for the pro rata benefit of all creditors of the subsidiary. A General Assignment under California State Law is an alternative to Chapter 7 bankruptcy liquidations. The Company had provided both organic and commercial produce from growers in and around California, the Pacific Northwest, Mexico and the Southeastern United States to the principal chain supermarkets, wholesalers and food service distributors in the United States and Canada as well as overseas. (See also Certain Relationships and Related Transactions and Management's Discussion and Analysis of Financial Condition and Results of Operations herein)

    In September 1996, the Company announced a merger arrangement with Continental American Transportation, Inc., which would have assumed the operation of Country Wide Truck Service, Inc.. However, after required due diligence, the Board of Directors determined that the merger was not in the best interests of shareholders. In December 1996, it was decided due to the failed merger with Continental American, continuing and increasing losses at CW Truck, as well as significant licensing costs due at year-end, that CW Truck would be liquidated.

    On December 31, 1996, a General Assignment for the Benefit of Creditors of the assets of Country Wide Truck Service, Inc. was made to the Hamer Group of Los Angeles as Assignee. A General Assignment under California State Law is an alternative to Chapter 7 bankruptcy liquidation. Simultaneously, an asset sale of all owned and leased tractors and trailers was made to Mid-Cal Express, a California Corporation. This sale was approved by the equipment lessors under the condition of continued Corporate guarantees of the Company until such leases have been satisfied by Mid-Cal Express. As of September 13, 1997, Mid-Cal has fulfilled all of its obligations under the assumed leases.

    At present the Company consists of but one operating subsidiary, Vertex Transportation, Inc.. Throughout the past two years the Vertex operations have recorded consistent profitability in spite of negative results in public relations of the Company's former failed subsidiary's.

                              TRANSPORTATION OPERATIONS
                              -------------------------

    Vertex is a non-asset based full service domestic freight forwarder providing its customers a complete range of transportation services including truckload, less-than-truckload (LTL), consolidations, distribution, management logistics implementation, intermodal and international services.

    In business since 1978, Vertex maintains a fully staffed sales and operating terminal in Rochester, New York with additional sales offices in Buffalo, New York and Greensboro, North Carolina. From this primary location the Company conducts business nationwide using a computerized system for managing operational requirements of each shipment as well as completing all necessary accounting, administration, and information technology for customer use.

    This computer system allows our customer service and logistics personnel to conduct business nationwide and provides customers with updates on the location and status of each shipment, prompt responses to inquiries, and reliable delivery information on time sensitive loads.

    These customer service representatives are also responsible in maintaining tight communication with the over 2,000 transportation providers listed in the Vertex computer files with which the Company delivers customers freight. Additionally the Company maintains an office of the Vice President of Carrier Services to assure a consistent communication pipeline to the transportation providers which are critical to the success of any third party logistics operation.

    In marketing its service, the sales force emphasize the Company's commitment to customer service and its expertise in service oriented shipments, particularly time-sensitive deliveries as well as transportation solutions to the most complicated requirements. During the fiscal year ending June 30, 1997, the Company transported a wide variety of commodities including retail goods, auto parts, photographic material, pharmaceuticals and printed material. During this period the Company's 25, 10, and 5 largest customers accounted for approximately 64%, 52% and 40% of the Company's logistics operations revenue.

The Company's two largest customers, Eastman Kodak and Echlin Corporation in aggregate accounted for approximately thirty-five (35%) percent of the Company's total revenue from its logistics operations. The loss of either of these customers could have a material adverse effect on the Company. No other customer accounted for more than five (5%) percent of the revenue for the logistics operation.

EMPLOYEES

    At June 30, 1997, the Company employed 37 persons in its logistics operations. Additionally, the Company has a number of contract sales agreements. Employees are not represented by any union and the Company believes that its employee relations are very good.

COMPETITION

    The transportation services business is highly competitive with thousands of alternatives to the shipping public. As a third party logistics provider, the Company competes with other similar providers, Intermodal Marketing Companies, freight brokers and trucking companies (some of which are much larger and financially secure). This extensive competition maintains constant pressure on freight rates, and thus results in thin margins. The Company has demonstrated that it can maintain customers through service and experience gained from twenty years in the business, as well as, superior information technology provided by its computer system. Additionally, the wide range of service offered by the Company attracts and retains customers with diverse and specialized needs.

REGULATIONS

    The Company maintains authority with Federal regulatory agencies as a freight forwarder, as well as, a broker of property. Recent deregulatory actions by Congress and the elimination of the Interstate Commerce Commission have resulted in a less regulated environment in transportation with the primary concern of the Department of Transportation being safety related. Routing and rating restrictions have largely been eliminated.

INSURANCE

    The Company has the following types of insurance coverage:

    TYPE OF INSURANCE            MAXIMUM COVERAGE
    -----------------            ----------------
    General Liability            $2,000,000
    Personal Injury              $1,000,000
    General Umbrella Policy      $2,000,000
    Cargo Policy                 $  500,000

    The Company's management believes that its current insurance coverages are adequate in light of the scope and nature of its operations.

                               DISCONTINUED OPERATIONS
                               -----------------------

    Through its former subsidiary, Nationwide Produce Co. (Nationwide), the Company operated a "mixer" produce operation. Having experienced significant losses in certain divisions of Nationwide during the quarter ending March 31, 1995, management began a review of its entire product sales group. As a result of the review, two of Nationwide's divisions (Salinas lettuce packing and the tomato repackaging divisions) were closed in May of 1995. Continued losses in the Company's product sale segment through June 30, 1995 with no possibility of improvement forced management and the Board of Directors on June 26, 1995 to decide to discontinue the entire segment through an orderly liquidation process which they estimated would occur over the subsequent two month period. Immediately thereafter, the operations were begun to close, and on September 18, 1995 a General Assignment of all assets of Nationwide Produce Co. was made for the pro rata benefit of all creditors of the Subsidiary. A General Assignment under California State Law is an alternative to Chapter 7 bankruptcy liquidation. The Company had provided both organic and commercial produce from growers in and around California, the Pacific Northwest, Mexico and the Southeastern United States to the principal chain supermarkets, wholesalers and food service distributors in the United States and Canada, as well as, overseas. (See also certain Relationships and Related Transactions and Management's Discussion and Analysis of Financial Conditions and Results of Operations herein).

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

    Following the General Assignment for the benefit of creditors of the assets of Nationwide, the Company was left with two operating subsidiaries, CW Truck and Vertex. The damage to the Company's balance sheet caused by the significant losses incurred by Nationwide as well as the loss of produce customers who had tendered a large amount of transportation business to CW Truck, sent the Company in a downward business cycle which could not be counteracted. A program of downsizing and elimination of unprofitable divisions was begun in the early months of 1996. Numerous attempts and proposals were made to sell CW Truck which would have left the Company with one operating subsidiary, Vertex Transportation, Inc., however, these attempts were futile.

    Faced with equipment licensing cost at CW Truck in December of 1996 and in light of continued significant losses the Company on December 31, 1996 made a General Assignment for the benefit of creditors of Country Wide Truck Service, Inc. and simultaneously made an asset sale of the rolling stock of CW Truck to Mid-Cal Express Inc., a California Corporation. The equipment lessors agreed to the assumption of the equipment leased by Mid-Cal Express with the continuance of a conditional guarantee of the Company. A General Assignment under California State Law is an alternative to Chapter 7 bankruptcy liquidation. (See also Certain Relationships and Related Transactions and Management discussions and Analysis of Financial Condition and Results of Operations herein).

ITEM 2.  PROPERTIES

    At June 30,1997, the Company owned no rolling stock, but owned office, computer and other equipment having a book value of approximately $216,000. The Company leases the following facilities for the operation of Vertex Transportation, Inc.

LOCATIONS               TYPE                   SIZE              ANNUAL RENTAL
---------               ----                   ----              -------------
East Rochester          Warehouse, Office      10,000 Sq. Ft     $90,000
New York

Buffalo, New York       Office                    400 Sq. Ft     $ 2,400
Greensboro, N. C.       Office                    400 Sq. Ft     $ 2,220

ITEM 3.  LEGAL PROCEEDINGS

    With the closing of the trucking and transportation operations the amount of litigation in which the Company has been involved has been substantially reduced. The nature of the Company's business, however, results in litigation of a derivative nature due to property damage or loss. The Company believes that all pending litigation is adequately covered by insurance and the adverse results in one or more of these matters will not have a material adverse effect on its financial position or operations.

    Effective September 18, 1995, The Company's subsidiary, Nationwide Produce Co., which comprised the entire product sales segment of the Company, made a General Assignment of all assets of the corporation to Credit Managers Association of California for the pro rata benefit of all creditors of the corporation. The Company has ceased all business functions in its product sales segment.

    On December 13, 1995, in Los Angeles Superior Court, Credit Managers Association of California, on behalf of all creditors of Nationwide Produce Co. filed suit against a former director and officer of the Company to recover $497,000 of funds which Credit Managers Association of California believes was misappropriated by a former officer to a corporation he owned and controlled.

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

    During the month of September, 1995, the Company's transportation subsidiary, CW Truck had a cargo loss that approximated $650,000 filed against it by one of its customers, Eastman Kodak Company. The insurance carrier, National Union Fire Insurance, citing certain exceptions in the cargo policy declined to pay the claim and referred the issue of coverage to litigation on February 27, 1996, in New York State Supreme Court. The Company initiated legal action against the insurance carrier and its agent. The customer additionally filed a cross claim against the Company.
Management believes that the Company's suit will be successful. To preserve the relationship between the Company and the customer the Company has paid to the customer a sum of $509,000 as of June 30, 1997 in satisfaction of its loss. The balance of the claim is accrued in the Company's financial statements. Said payments were made out of the operating revenues of the Company. It is managements belief that the successful suit against the insurance carrier will reimburse the Company for all funds paid to the customer.

    In 1996 the Assignee of the assets of Nationwide commenced an action against a former customer of Nationwide to recover approximately $600,000 due Nationwide. The debtor, Oertley/Oasis Mountain, cross complained against the Company, Vertex and all of the officers and directors of the Company claiming that the directors and Company were negligent in allowing the former CEO of the Company to enter into fraudulent and misleading arrangements with the customer. The Company has directors and officers insurance, insuring the officers of the Company against this claim or any sum in excess of $100,000. The obligation of the Company is likewise insured pursuant to said policy by virtue of the fact that it has agreed to indemnify the officers and directors of the Company. The total claim alleged by the customer is $2,400,000; however, only the sum of $100,000 has been reserved by virtue of the insurance coverage. The Company believes that the claim against the Company and the directors is without merit and will be unsuccessful.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 14, 1997 the certificate of incorporation of the Company was amended to increase the par value of the Company's common shares from $.02 to $.10 per share. This amendment required the approval of shareholders and the Company obtained the written consent of the required number of shareholders for approval of this amendment pursuant to Section 228 of the Delaware General Corporation Law. On April 9, 1997 the certificate of incorporation of the Company was amended to increase the number of authorized common shares from 10,000,000 common shares to 30,000,000 common shares. This amendment required the approval of shareholders and the Company obtained the written consent of the required number of shareholders for approval of this amendment pursuant to Section 228 of the Delaware General Corporation Law.

    Effective May 15, 1997 the Company's common shares were adjusted by a reverse split of one new share for each five shares of stock outstanding. The required approval of the shareholders was obtained by written consent of the required number of shareholders pursuant to Section 228 of the Delaware Corporation Law. Said consent was obtained before April 1, 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                        MARKET
                                        ------

    The Company's common stock was traded on the NASDAQ Small Cap Market under the symbol CWTS until August 1996. Having failed to meet the listing requirements for continued listing on the NASDAQ Small Cap Market the Company's shares have been traded on the NASD OTC Bulletin Board, since August 1996. The following table presents high and low prices for the Company's common stock published by the National Quotation Service, Inc., as well as the range of closing high and low bid prices as so reported. The quotations represent prices in the over-the-counter-market between dealers in securities and do not include retail markup, markdown or commissions and do not necessarily represent actual transactions. As a result of the Company's one for five reverse split, the Company's stock symbol under which the Company's shares are now traded is CWTV. This change was effective May 19, 1997. Quarterly market price information for the Company's shares of common stock is as follows:

QUARTER ENDING                     BID PRICES                ASK PRICES
--------------                     ----------                ----------
                                   HIGH        LOW           HIGH           LOW
                                   ----        ---           ----           ---
March 31, 1995                     4-1/2       2-7/8         4-3/4            3

June 30, 1995                      3-5/8       1-3/8         3-7/8       1-9/16

September 30, 1995                2-3/16       1-1/8         2-1/8       1-1/16

December 31, 1995                  15/16       17/32         15/16        17/32

March 31, 1996                     11/16        9/32           5/8          1/4

June 30, 1996                       7/16        5/32           3/8         5/32


                                    HIGH       LAST TRADE**   LOW
                                    ----       ----------     ---
September 30, 1996                   .62                      .15

December 31, 1996                    .50                      .15

March 31, 1997                       .28                      .12

June 30, 1997*                      1.47                      .12

    *    Reverse split of stock one for five effective May 15 1997.
    ** With the Company's stock being traded on NASD OTC Bulletin Board during quarter ended 9/30/96, the information available through National Quotation, Inc. consisted of last trade information.

                                     SHAREHOLDERS
                                     ------------

    As of June 30, 1997, the number of shareholders of record of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 186.


                                   DIVIDEND POLICY
                                   ---------------

    The Company plans to retain future earnings, if any, for use in its business and, accordingly, the Company does not anticipate paying dividends in the foreseeable future. Any earnings are expected to be used for the operation and expansion of the Company's business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors upon the Company's earnings, financial condition and capital requirements. In addition, as a holding company, the Company's ability to pay dividends may be dependent upon distributions received from its operating subsidiaries. The Company's subsidiary has a line of credit agreement which contain certain provisions which limit the ability of the subsidiaries to pay dividends. For a description of securities sold by the Company within the past three years which were not registered under the Securities Act, Item 5 of the Company's current report on form 8-K dated May 7, 1997 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    Set forth below is selected historical financial data of the Company and should be read in conjunction with the respective consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                 STATEMENT OF OPERATIONS DATA

                           (in thousands, except per share amount)

                                      Year Ended June 30

                                      1997     1996     1995     1994     1993
                                    -------  -------  -------  -------  -------
OPERATING REVENUE:

Transportation revenue              $34,035  $47,356  $54,744  $34,210  $27,117

Operating expenses                   38,134   48,940   54,421   32,499   25,859
                                    -------  -------  -------  -------  -------

Operating income (loss)              (4,099)  (1,584)     323    1,711    1,258
                                    -------  -------  -------  -------  -------

Net income (loss) from
 continuing operations before
 discontinued operations and
 extraordinary item                  (4,581)  (2,552)    (169)     677      444
                                    -------  -------  -------  -------  -------

Net income (loss) per
 common share from
 continuing operations before
 discontinued operations and
 extraordinary item                   (2.94)  ( 2.66)   (0.18)    0.88     0.64
                                    -------  -------  -------  -------  -------

Weighted average shares outstanding   1,556      960      955      766      696
                                    -------  -------  -------  -------  -------

                                  BALANCE SHEET DATA

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                 YEAR ENDING JUNE 30

                               1997      1996      1995       1994       1993
                              ------    ------    ------     ------     ------
Cash and
cash equivalents             $    10   $    37   $    57     $  910     $  165

Working capital
(deficit)                     (1,168)   (4,157)   (1,691)     3,199      ( 340)

Property and
equipment, net                   110     3,580     4,069      5,752      7,916

Total assets                   6,887    14,608    18,910     21,626     19,510

Long-term debt and
capital leases,
excluding current
portion                        1,748     2,616     1,579      5,730      6,715

Total liabilities              7,047    12,706    15,538     14,264     13,981

Total stockholders
equity (deficit)                (160)    1,902     3,372      7,372      5,529

(See Item 7 below for information on dispositions of assets which affect the year to year comparability of the information shown above.)

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides information and analysis of the Company's financial condition and results of operations for the years ended June 30, 1997, 1996 and 1995. The discussion should be read in conjunction with the Company's audited financial statements and notes thereto and "Selected Financial Data" included elsewhere herein.

INTRODUCTION

    For the fiscal year ended June 30, 1997, the Company derived revenue from its logistics operation for twelve months and from its trucking subsidiary through December 31, 1996, when it was discontinued effective December 31, 1996. For the fiscal years ended June 30, 1996 and 1995, the Company derived revenues from transportation services (logistics and trucking) and from product sales until product sales was discontinued effective June 26, 1995. When practical, the Company realized the benefit from administrative economics of scale by utilizing centralized credit, personnel, and accounting functions for the benefit of the consolidated group.

    The following analysis of the Company's financial condition and results of operations for the fiscal year ended June 30, 1997, 1996, and 1995, should be read in conjunction with the Consolidated Financial Statements, related Notes thereto, and other information presented elsewhere in this Form 10-K. Average balances (including such balances used in calculating financial and performance ratios), are generally a blend of month-end averages which management believes are representative of the operations of the Company.

                                RESULTS OF OPERATIONS
                                ---------------------

                            FINANCIAL INFORMATION FOR THE
                          YEARS ENDED JUNE 30, 1997 AND 1996

    The net loss from continuing operations for the year ended June 30, 1997 for the Company amounted to $4,581,000 as compared to a net loss of $2,552,000 for the year ended June 30, 1996. The increase in losses was primarily attributable to the continuing losses experienced by CW Truck created by a continued deterioration of the business levels and failure to
consummate a sale of this subsidiary.   Additionally, the assignment for the
benefit of creditors of CW Truck as well the liquidation of the rolling stock to Mid Cal has caused a non-reoccurring loss to the Company.

    Operating revenue for the year ended June 30, 1997 decreased 28.1% to $34,035,000 from $47,356,000 for the comparable 1996 period. Revenues from the Company's transportation logistics division (Vertex) increased by $2,095,000 to $26,485,000, an increase of 8.5% for the year ended June 30, 1997 from $24,390,000 for the year ended June 30, 1996. Revenues of CW Truck decreased by $15,727,000 to $7,590,000 for the year ended June 30, 1997 from $23,317,000 for the year ended June 30, 1996. CW Truck was closed on December 31, 1996 and no new revenues were generated from that division following that date. The decrease was attributable to deteriorating business conditions prior to liquidation.

    Operating cost decreased $11,333,000 to $37,626,000 for the year ended June 30, 1997 from $48,959,000 for the year ended June 30, 1996, a 23.1%
decrease. As a percentage of sales, operating costs increased to 110.6% for the year ended June 30, 1997 from 103.4% for the year ended June 30, 1996. The percentage increase is primarily attributable to the deteriorating business conditions of CW Truck prior to liquidation.

    Interest expense decreased $306,000 for the year ended June 30, 1997 compared to the prior year period and is reflective of the Company's decreased borrowing, due to the closing of CW Truck.

    Having experienced significant losses in CW Truck throughout the first two quarters of the fiscal year ended June 30, 1997, management began to review the trucking operations value to the Company. After having failed in attempts to conduct mergers with other trucking entities it was the Company view that it was in the Company's best interest to terminate the operations of CW Truck. On December 31, 1996, a General Assignment for the benefit of creditors was made for CW Truck. Simultaneously an asset sale of the rolling stock was made to Mid Cal Express, Inc., a California Corporation and subsequently the balance of the assets were sold by the Assignee. The asset sale resulted in a $508,000 loss, which is reflected in the financial statements of the Company as a loss on disposal. A General Assignment is an alternative to Chapter 7 bankruptcy liquidation. During the year ended June 30, 1997, the Company's trucking operation generated a loss before income tax expenses of approximately $4,820,000. This reflects the continued operating losses generated by CW Truck before the General Assignment for the benefit of creditors as well as a wind down of expenses associated with the General Assignment. The trucking operation segment also generated an extraordinary gain on the forgiveness of debt of $898,000 for the year ended June 30, 1997. Management believes that adequate reserves exists as of June 30, 1997 for any future expenses associated with the General Assignment.

    During the fiscal year ended June 30, 1997 the Company experienced significant losses from operations. These losses were primarily generated by CW Truck which had a pretax loss of $3,922,000. An approximate $15.7 million decrease in revenue was due to a soft market for trucking services, severe winter conditions, eroding customer base, and the ultimate closing of the trucking operations. Additionally, the Company was experiencing high interest rates associated with its financing through its commercial lender.

    In May, 1997, the Company obtained new financing through a new bank lender. This financing accommodation enabled the Company to repay all of its obligations to its former bank. This financial accommodation is written at an interest rate of prime plus 2.5 percent and when compared to the prior interest rate charged by the former bank is a reduction of 0.5 percent. Additionally, late charges and other fees charged by the former lender have been substantially reduced or eliminated.

    As a result of the change of Banking relationship the Company is not currently experiencing violation of its financial covenants.

                            FINANCIAL INFORMATION FOR THE
                          YEARS ENDED JUNE 30, 1996 AND 1995

    Loss from continuing operations for the year ended June 30, 1996, amounted to $2,552,000 compared to a loss of $169,000 for the year ended June 30, 1995. The increase loss was primarily attributed to a soft market for trucking services, severe winter weather, unfavorable prior year governmental audits, increased insurance claims and a one time loss on the sale of a business division.

    Operating revenue for the year ended June 30, 1996 decreased 13.5% to $47,356,000 from $54,744,000 for the comparable 1995 period. Revenue within the Company's transportation logistics division decreased by $100,000 to $24,039,000 for the year ended June 30, 1996 from $24,139,000 for the comparable 1995 period. Revenue within CW Truck decreased by $7,288,000 to $23,317,000 for the year ended June 30, 1996 from $30,605,000 for the comparable 1995 period. The decrease is attributable to the negative market conditions as well as a reduction in the Company's tractor fleet from 216 units at June 30, 1995 to 118 units at June 30, 1996. Loaded miles decreased from 26,776,000 to 20,535,000 for the period while pricing increased $.021 per loaded mile for the year ended June 30, 1996.

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

    During the fiscal year ended June 30, 1995, the Company discontinued its product sales segment which operated within the Company's subsidiary, Nationwide Produce Co. Having experienced significant losses in certain divisions of Nationwide Produce during the quarter ended March 31, 1995, management began a review of its entire product sales group. As a result of the review, two of Nationwide's divisions (Salinas lettuce packing and the tomato repackaging division) which together lost a total of $1,400,000 during the quarter ended March 31, 1995, were closed during May 1995. In addition, the Company closed its Country Wide Produce division which consisted of marketing and distribution of organic produce from facilities in Thermal, California and Pittsburgh, Pennsylvania. After continued losses in the product sale segment through June 30, 1995 and with no possibility of improvement, management and the Board of Directors determined on June 26, 1995 to wind-down and discontinue the entire product sales operations effective June 30, 1995. This process culminated in the filing of a General Assignment during September 1995 of all assets of Nationwide Produce for the pro rata benefit of all creditors of that subsidiary. A General Assignment is an alternative to a Chapter 7 bankruptcy liquidation. Results of operations for the product sales segment have been classified as discontinued operations in the Company's audited financial statements for all periods presented.

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

    During the fiscal year ended June 30, 1996, the Company experienced significant losses from continuing operations. These losses were primarily generated by CW Truck, which generated a pre-tax loss of $3,223,000. An approximately $7.2 million decrease in revenue was due to a soft market for trucking services, severe winter weather conditions and an eroding customer base. The aforementioned, unfavorable government audits and increased insurance claims further increased the losses.

    The above-mentioned losses, lack of compliance with financial covenants of its primary lender and the resulting negative working capital, caused the Company's independent auditors to conclude in their report for fiscal year ended June 30, 1996, that substantial doubt existed as to the Company's ability to continue as a going concern.

                               RESULTS OF OPERATIONS
                           UNUSUAL OR INFREQUENT EVENTS

    In September, 1996, the Company announced a planned merger with Continental American Transportation, Inc.. After completion of due diligence it was determined by the Board of Directors that this merger was not in the best interests of shareholders and was abandoned. The primary reason for this merger was placement of the money losing subsidiary Country Wide Truck Service in a changed environment to enhance the possibility of a turn around. The Board of Directors determined in December 1996 that this subsidiary without extensive investment of time and capital was not in a position to become profitable and the best course of action would be to liquidate this subsidiary. This was accomplished on December 31, 1996, by making a General Assignment for the benefit of creditors, which under California State law is an alternative to a Chapter 7 bankruptcy liquidation. Simultaneously there was a sale of rolling stock to Mid-Cal Express, a California Corporation, which was agreed to by the existing equipment lessors conditional to the continuing guarantee of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Pursuant to a loan agreement with a commercial bank dated the 30th day of April, 1997 the Company utilizes a credit facility which provides for a maximum outstanding borrowing of $4 million. This agreement bears interest at the banks reference rate plus 2 1/2%. The credit facility expires on April 29, 2000 and is secured by substantially all assets of the Company, including accounts receivable. At June 30, 1997 the Company had unused credit available under the line of about $750,000. This accommodation replaces the Company's previous primary commercial lender. The Company's product sales subsidiary formerly had a credit facility with its primary lender with an outstanding balance of $834,000 as of June 30, 1996. This credit line was cross guaranteed and cross collateralized by the Company's transportation subsidiary, CW Truck. With the General Assignment for the benefit of creditors and sale of the assets of CW Truck the aforesaid credit line was repaid with the proceeds of the new credit facility identified above.

    The Company utilized $281,000 of cash flow from continuing operations and utilized $69,000 of cash flow from discontinued operations during the year ended June 30, 1997. The General Assignment for the benefit of creditors and sale of the assets reduced the Company's outstanding payable and leasehold obligations by $6,009,000. As of June 30, 1997 the Company had total debt of $7,047,000. The Company's ratio of current assets to current liabilities and its debt to equity were 0.9:1 and (44):1 respectively as compared to 0.6:1 and 6.7:1 as of June 30, 1996. These ratios were negatively affected by the Company's operations of its CW Truck subsidiary for the fiscal year and it is managements projection that these ratios will improve in the future.

    The Company ended the June 30, 1997 period with $10,000 of cash and cash equivalents, and negative working capital of $641,000. Based upon expected cash flow from operations and funds available under existing credit facilities, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs and capital expenditure requirements. However, should these sources prove inadequate or unavailable, the Company may be required to seek additional financing through capital investment.

    In March 1997 the Company offered common stock pursuant to a private placement memorandum to several current investors in the Company. Pursuant to that offering the Company raised approximately $1.6 million in cash in return for the sale of common shares at an offering price of $.10 per share out of an original offering of $2 million. This infusion of capital enabled the Company to make past due payments to its transportation providers and to maintain a current accounts payable position, as well as to make a payment to one of the Company's customers who filed a property loss claim against the Company.

             IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
             --------------------------------------------------------

    In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings per Share" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issued common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earning of the entity Adoption of the standard would have no impact on the financial statements.

                               EFFECTS OF INFLATION
                               --------------------

    Inflation can be expected to have an impact on the Company's operating costs. A prolonged period of inflation would cause interest rates, and other costs to increase and would adversely affect the Company's results of operations unless freight rates could be increased. The effect of inflation has been minimal over the past three years.

                                    SEASONALITY
                                    -----------

    In the transportation industry generally shipping activity increases in late summer and fall seasons preceding the holidays and decreases during the winter season. The Company historically has lower margins in the fall as competition for the transportation providers equipment increases.

                             FORWARD LOOKING INFORMATION
                             ---------------------------

    The Company during the current fiscal year has completed a number of essential steps in order to have the opportunity to implement its business plan.

         - Liquidation of the final money losing subsidiary Country Wide Truck Service, Inc.

         - Establish new working line of credit of $4,000,000 with new commercial lender.

         - Raise approximately $1.6 million in new capital through a private offering to improve corporate liquidity.

         - Maintain business levels at Vertex Transportation subsidiary throughout reorganization period.

         Country Wide Transport Services, Inc., is now positioned as a non-asset based third party transportation logistics provider. The Company intends to aggressively market its services through its Vertex Transportation subsidiary and pursue the possibilities of acquiring additional third party logistics operations throughout the United States, which can fit the mold of the Vertex business model.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 (a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III


ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT

    The following table sets forth the names and ages of all directors and executive officers of the Company, all positions and offices with the Company held by each person, each person's term of office as a Director and their business experience for each of the past five years.

NAME                        AGE       POSITION
----                        ---       --------

Timothy Lepper               49        Chairman, Chief Executive Officer, and
                                       President - of the Company

Wayne N. Parry               46        Director, Secretary of the Company
                                       President, Vertex Transportation, Inc.
                                       (Subsidiary of the Company)

Mark T. Boyer                40        Director


     At the annual meeting for 1997, Mr. Lepper, Mr. Parry, and Mr. Boyer were re-elected to the Board at the annual meeting held on July 12, 1997. Mr. Boyer was elected for a three year term, Mr. Lepper to a two year term and Mr. Parry a one year term.

    Set forth below is certain information with respect to the directors, executive officers and key employees of the Company.

    TIMOTHY LEPPER - Chairman, Chief Executive Officer and President - Country Wide Transport Service, Inc. graduated in 1973 from Brockport State College. From 1971-1974 he was employed as a salesman for REA Express and later promoted to District Sales Manager, Rochester and Buffalo, NY. From 1974-1978 he was employed by Time D.C. as Terminal Manager in Rochester and Buffalo, NY. In 1978, Mr. Lepper was Terminal Manager for Transcon Lines, Rochester, NY. In 1978 he co-founded Vertex Transportation, Inc. with Mr. Parry. Mr. Lepper served as President of Vertex from 1978 until its acquisition by CW Truck on July 1, 1994. Effective July 1, 1994 Mr. Lepper was appointed to the post of President of Country Wide Truck Service, Inc. until September 1995 when he was appointed President and CEO of Country Wide Transport Services, Inc.

    WAYNE N. PARRY - Director and President of Vertex Transportation, Inc.(a subsidiary of the Company) graduated in 1973 cum laude from Niagara University with a B.S. in Transportation. In 1973 he joined the management training program at Red Star Express Lines, Buffalo, NY and became Customer Service Manager. In 1975 he was employed with Mobil Chemical Company, Macedon, NY as a Transportation Manager and in 1977 was promoted to Customer Service/Distribution Manager. In 1978 he co-founded Vertex Transportation Inc. Mr. Parry served as Vice President and Secretary of Vertex from 1978 until its acquisition by CW Truck on July 1, 1994. Since this date Mr. Parry has served as President of Vertex.

    MARK BOYER - Director, has spent the majority of his working career in the investment business. Since July, 1992, Mr. Boyer has been the president and a director of ROI Capital Management. During the preceding year, Mr. Boyer managed his personal securities portfolio. From February 1988 to July 1991, he was general partner and portfolio manager with Volpe,

Welty & Company, in San Francisco, California, and from May 1982 to February 1988, he was an analyst and fund manager with Fidelity Management Research, Inc., in Boston, Massachusetts. Mr. Boyer received his BA degree, magna cum laude, in finance, accounting, and computer sciences from American university in 1980 and his MBA degree in finance and accounting from Columbia University in 1982.

ITEM 11.   EXECUTIVE COMPENSATION

    The following table sets forth base compensation paid to the Chief Executive Officer and the Executive Officers of the Company and its subsidiaries for services rendered to the Company and its subsidiaries during the fiscal year ended June 30, 1996, whose total cash compensation exceeded $100,000.


                                    SUMMARY COMPENSATION TABLE

                                  FISCAL
NAME AND PRINCIPAL POSITION       YEAR           SALARY         BONUS          OTHER COMPENSATION
---------------------------       ----           ------         -----          ------------------
Timothy Lepper (1)                1995           $250,000         -                    -
President CEO                     1996           $250,000         -                    -
                                  1997           $201,930


Wayne N. Parry (1)                1995           $250,000         -                    -
President - Vertex                1996           $250,000         -                    -
Transportation                    1997           $201,930


William A. Martindale (1)(2)      1995           $250,000         -                    -
Chairman of the Board             1996              -0-           -                    -
President                         1997              -0-
CEO


Kenneth L. Gordon (3)             1995           $135.000         -
Vice President                    1996              -0-           -                    -
Nationwide Produce Co.            1997              -0-

(1) Aggregate value of perquisites and other personal benefits was less than 10% of total salary and bonus.

(2) Mr. Martindale resigned September 1, 1995 and was replaced as President and
    CEO by Timothy Lepper. Mr. Martindale resigned as a director on September 30, 1995.

(3) Mr. Gordon resigned on September 18, 1995.


DIRECTOR COMPENSATION

    The Company's Board of Directors presently consists of three members. Two directors hold salaried positions with the Company and receive no additional compensation. One outside director presently receives compensation of $6,000 per annum.

STOCK OPTIONS

    In April and August 1993, the Company granted to certain officers and key employees of the Company, options for the purchase of 10,000 shares and 50,000 shares of the Company's common stock, respectively, at an exercise price of $20.00 per share, which approximated the fair market value at the date of grant. All options vest at a rate of 20% per year for five years beginning on the first anniversary date after the options were granted. Vesting of options are generally conditioned on the employee being employed by the Company on the vesting dates. All options granted expire between April 1998 and September 1998.

    On June 1, 1994, the Company granted options for 40,000 shares with exercise prices ranging from $15.00 to $20.00 per share to four investment banking firms, as compensation for investment banking and marketing services. All options were immediately exercisable and expire from May 31, 1996 through May 31, 1997. The excess of the fair market value over option price has been treated as compensation to the recipient in the accompanying consolidated financial statements.

    During the years ended June 30, 1997, 1996 and 1995, options of 23,900, 50,000 and 16,000 shares, respectively were canceled.

    Effective May 19, 1997, the Company adopted a stock option plan whereby two of the Company's senior executive officers, to wit, Timothy Lepper and Wayne N. Parry, each have the option to purchase up to 425,000 common shares of the Company at an option price of $.15 per share. The option expires
May 18, 2002 and may be exercised by the employees at any time prior to that date. The fair value of each option at the date of grant is set forth in
Note 11 of the Company's financial statements for the year ended June 30, 1997 filed as part of this report.

BENEFIT PLANS

    Effective April 1, 1993, the Company adopted a Deferred Compensation 401K Plan (the "Plan") covering all full-time employees of itself and its subsidiaries. To be eligible to participate in the plan, employees, with the exception of drivers, must have been employed by the Company for 90 days; drivers are eligible to participate following one year of service. Employees involved in the Plan may contribute up to 20% of their compensations, on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the Plan are invested at the direction of the participant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 1997 by (i) each director of the Company, (ii) each person nominated to become a director of the Company, (iii) each of the executive officers named in the Summary Compensation Table above, (iv) all directors and executive officers of the Company as a group, and (v) each person known by the Company to own beneficially more than five (5%) percent of the Common Stock.

                                                             AMOUNT AND
TITLE OF CLASS          NAME AND ADDRESS OF                  NATURE OF
PERCENT OF CLASS        BENEFICIAL OWNERSHIP                 BENEFICIAL            OWNERSHIP
----------------        ------------------------             ----------            ---------

Common                  Timothy Lepper                          525,960(1)           10.32%
                        18 Kilkenny Court
                        Fairport, NY  14450

Common                  Wayne N. Parry                          505,000(2)            9.91%
                        27 Fall Meadow Dr.
                        Pittsford, NY  14534

Common                  Mark Boyer                              665,500(3)           13.05%
                        o/o ROI Partners
                        17 East Francis Drake, Suite 225
                        Larkspur, CA  94939

Common                  Special Situation Funds               1,593,000(4)           31.25%
                        153 East 53rd Street
                        New York, NY  10022

Common                  Salcott Holding Limited                 570,000              11.18%
                        o/o Arabella privatim Finance Ag
                        Waldmann Strasse 6
                        Zurich, Switzerland CH-8024

Common                  All Directors and Officers as a       1,696,460(1)(2)(3)     33.28%
                        group (3 individuals)


(1) Includes 425,000 shares purchasable by Mr. Lepper pursuant to an option described in Item 11 above.

(2) Includes 425,000 shares purchasable by Mr. Parry pursuant to an option described in Item 11 above.

(3) 578,000 of the shares attributed to Mark Boyer are owned by ROI Partners, ROI & Lane L.P. or accounts controlled by ROI Partners. Mr. Boyer is a general partner of ROI Partners.

(4) Stock owned by Special Situation Funds is held in three specific funds:
                   Special Situations Cayman Fund L.P.
                   Special Situations Private Equity Fund L.P.
                   Special Situations Fund III, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the Company's discontinuance of the product sales segment, Nationwide Produce Co., the Company discovered a potential irregularity relative to misappropriation of cash receipts totaling approximately $497,000 by a former officer and director. Current management and the other members of the board of directors performed a review of the method of concealment which consisted of depositing customer checks into a bank account of an entity owned by the former officer and director. The Company retained independent legal council and notified Credit Manager's Association of California, which is the Assignee of Nationwide Produce Co., and Nationwide's secured lender whose collateral is the subject of the potential irregularity. As a result of the foregoing the Company established a reserve as of June 30, 1995, of $497,000 against the trade receivables of the discontinued segment. Based on procedures performed by the Company, management does not believe that there exists any other potential material irregularities. Effective year end June 30, 1997 Credit Managers Association, the Assignee of Nationwide, secured a binding legal judgement for the amount referenced above against the former officer and director. (See also item #3 Legal Proceedings contained herewith).

    Effective September 18, 1995, the Company's subsidiary, Nationwide Produce Co., made a General Assignment of all assets of the corporation for the pro rata benefit of all creditors of that corporation. A General Assignment under California state law is an alternative to Chapter 7 bankruptcy liquidation.

    Effective July 1, 1994, the Company acquired Vertex Transportation, Inc. from Timothy Lepper and Wayne Parry, the former shareholders. The purchase price of $3,571,000 was paid in cash of $2,231,000 and through the issuance of 100,000 newly issued shares of common stock valued at $12.50 per share. Additionally, effective July 1, 1994 CW Truck entered into a five year lease of certain office space and warehouse facilities in East Rochester, NY with Vertex Investment Partners, a partnership whose partners are Wayne Parry and Timothy Lepper. The lease provides for annual rental payments of $90,000.

    Effective September 1, 1995, William Martindale resigned as an officer and employee of the Company. For and in consideration of (a) the execution of a consulting agreement through June 30, 1998 totaling approximately $200,000,
(b) the transfer and assignment of 17,769 shares of the Company's common stock to the Company by Martindale and/or Martrade Ltd., (c) the release of Martindale from any and all guaranties to repay indebtedness, if any, of Martrade Ltd., to the Company or any of its subsidiaries under a certain loan agreement dated August 31, 1994, and (d) cancellation of Martindale's employment agreement with the Company, the debt of Martrade Ltd. to Nationwide Produce Company of approximately $666,000 was settled and compromised as of September 1, 1995. Also effective September 30, 1995, Martindale resigned as a director of the Company. On November 30, 1995, the board of directors informed Martindale of their decision to cancel the above-mentioned consulting agreement with an effective date of September 1, 1995.

    Effective December 31, 1996, the Company's subsidiary, CW Truck, made a General Assignment of all assets of the corporation for the pro rata benefit of all creditors of that corporation. A General Assignment under California state law is an alternative to Chapter 7 bankruptcy liquidation.

    During the fiscal years ended June 30, 1996 and 1995, the Company paid to law firms of which John C. Russell, a former director, is or was a partner of, approximately $53,000 and $172,000 respectively. No fees were paid in fiscal 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (A)  1.   FINANCIAL STATEMENTS

              The financial statements listed on the accompanying Index to Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors are filed as part of this report.

              2.   SCHEDULE

              The schedule listed on the accompanying Index to Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors is filed as part of this report.

              3.   EXHIBITS

              The exhibits listed on the accompanying Index to Exhibits are filed as part of this report

              1. Report on Form 8-K dated January 3, 1997 regarding filing of General Assignment for pro rata benefit of Creditors for Company's subsidiary CW Truck. The subsidiary ceased all business functions in its long haul trucking operation.

              2. Report on Form 8-K dated January 3, 1997 regarding change of Corporate address to:
                                            119 Despatch Drive
                                            East Rochester, NY  14445

              3.   Report on Form 8-K filed on May 7, 1997 regarding following:

                   - Company's operating subsidiary, Vertex Transportation, Inc. secured a new three-year revolving credit facility with a commercial bank at $4,000,000.

                   - Company received approval from a majority of stockholders and Board of Directors to increase the authorized number of common shares to 30 million.

                   - Company received approval from a majority of the stockholders and Board of Directors to effectuate a one
                        (1) for five (5) reverse split of the common stock effective May 15, 1997.

                   - The Company completed a private placement to certain existing accredited stockholders in the amount of $1,644,000 in exchange for 16,440,000 shares of common stock.

                                  SIGNATURES

    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 7, 1997.


                        COUNTRY WIDE TRANSPORT SERVICES, INC.

                              By: S/ TIMOTHY LEPPER
                                  --------------------------------
                                  Timothy Lepper, President
                                  Chief Executive Officer
                                  Chief Financial Officer
                                  and Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons constituting a majority of the directors of the registrant on October 7, 1997.


SIGNATURES                             TITLE                         DATE
------------------              -------------------            ---------------



S/ TIMOTHY LEPPER               Chairman, President            October 7, 1997
------------------              CEO, Director
Timothy Lepper



S/ MARK BOYER                   Director                       October 7, 1997
-----------------
Mark Boyer



S/ WAYNE N. PARRY               Secretary, Director            October 7, 1997
-----------------
Wayne N. Parry

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                                   AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE YEARS ENDED
                                JUNE 30, 1997 AND 1996

                            INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . .       F-2

CONSOLIDATED BALANCE SHEETS - June 30, 1997 and 1996 . . . . . . . .       F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Years Ended June 30, 1997, 1996 and 1995 . . . . . . . .       F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    For the Period from July 1, 1994 through June 30, 1997 . . . . .       F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years
    Ended June 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . .       F-7

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .       F-9

                             INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Country Wide Transport Services, Inc.
East Rochester, New York

We have audited the consolidated balance sheets of Country Wide Transport Services, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Country Wide Transport Services, Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1997 in conformity with generally accepted accounting principles.


Our audits referred to above include audits of the financial statement schedule listed under Item 14(a)(2) of Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.



HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
August 20, 1997

                COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                                                                                        JUNE 30,
                                                                                        --------------------------------------
                                                                                             1997                     1996
                                                                                        -------------           --------------

                                                                   ASSETS
                                                                   ------

CURRENT ASSETS:
   Cash                                                                                 $     10,000             $     37,000
   Accounts receivable, net                                                                4,009,000                5,199,000
   Accounts receivable - officers and employees                                               47,000                   85,000
   Driver advances                                                                            16,000                  203,000
   Inventories                                                                                   -                     29,000
   Prepaid expenses                                                                           49,000                  380,000
                                                                                        -------------           --------------
          Total current assets                                                             4,131,000                5,933,000

PROPERTY AND EQUIPMENT, net                                                                  110,000                3,580,000

OTHER ASSETS:
   Deposits                                                                                    8,000                  270,000
   Excess of purchase price over fair value of net assets
     acquired, net                                                                         2,638,000                4,825,000
                                                                                        -------------           --------------
          Total assets                                                                  $  6,887,000             $ 14,608,000
                                                                                        -------------           --------------
                                                                                        -------------           --------------

                                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                               ----------------------------------------------

CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt                                  $    160,000             $  4,329,000
   Accounts payable and accrued liabilities                                                4,612,000                5,584,000
   Liabilities in excess of assets of discontinued subsidiary                                404,000                      -
   Liabilities in excess of assets of discontinued operations                                123,000                  177,000
                                                                                        -------------           --------------
          Total current liabilities                                                        5,299,000               10,090,000

LONG-TERM DEBT, LESS CURRENT PORTION                                                       1,748,000                2,616,000
                                                                                        -------------           --------------

   Total liabilities                                                                       7,047,000               12,706,000
                                                                                        -------------           --------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 7, 8, 9, 10
  and 13)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, issuable in series, none issued                                                 -                        -
   Common stock, $.10 par value, 30,000,000 and
     10,000,000 shares authorized, 4,248,000 and 960,000
     shares issued and outstanding at June 30, 1997 and                                      425,000                   96,000
     1996 respectively
   Warrants                                                                                      -                     40,000
   Additional paid-in capital                                                              8,110,000                6,763,000
   Retained earnings (deficit)                                                            (8,695,000)              (4,997,000)
                                                                                        -------------           --------------
          Total stockholders' equity (deficit)                                              (160,000)               1,902,000
                                                                                        -------------           --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                            $  6,887,000            $  14,608,000
                                                                                        -------------           --------------
                                                                                        -------------           --------------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                      FOR THE YEARS ENDED JUNE 30,
                                                                                 ------------------------------------------
                                                                                   1997           1996           1995
                                                                                 ------------   ------------   ------------

NET REVENUES:
   Transportation revenue                                                        $34,035,000    $47,356,000    $54,744,000
                                                                                 ------------   ------------   ------------

OPERATING COSTS AND EXPENSES:
   Purchased transportation                                                       26,521,000     33,044,000     38,169,000
   Salaries and related expenses                                                   3,579,000      5,653,000      6,333,000
   Operating expenses                                                              2,695,000      4,786,000      4,598,000
   Revenue equipment rentals                                                         819,000      1,884,000      1,584,000
   General supplies and expenses                                                   1,380,000      2,336,000      2,499,000
   Depreciation and amortization                                                   2,632,000      1,256,000      1,368,000
   (Gain) loss on disposition of assets                                              508,000        (19,000)      (130,000)
                                                                                 ------------   ------------   ------------
         Total operating costs and
           expenses                                                               38,134,000     48,940,000     54,421,000
                                                                                 ------------   ------------   ------------

OPERATING INCOME (LOSS)                                                           (4,099,000)    (1,584,000)       323,000

OTHER INCOME (EXPENSE):
   Interest expense                                                                 (435,000)      (741,000)      (567,000)
   Interest income                                                                     1,000         33,000         22,000
   Other, net                                                                         15,000        (36,000)       (12,000)
   Loss on sale of business division                                                     -         (222,000)           -
                                                                                 ------------   ------------   ------------
         Total other income (expense)                                               (419,000)      (966,000)      (557,000)
                                                                                 ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME
   TAXES, DISCONTINUED OPERATIONS
   AND EXTRAORDINARY ITEM                                                         (4,518,000)    (2,550,000)      (234,000)

PROVISION FOR INCOME TAX (EXPENSE)
   BENEFIT                                                                           (63,000)        (2,000)        65,000
                                                                                 ------------   ------------   ------------
LOSS FROM CONTINUING OPERATIONS                                                   (4,581,000)    (2,552,000)      (169,000)
                                                                                 ------------   ------------   ------------

DISCONTINUED OPERATIONS:
   Loss from discontinued business
     segments, net of applicable income
     tax (expense) benefit of $0,
     ($329,000) and $2,116,000 for the
     years ended June 30, 1997, 1996
     and 1995, respectively.                                                         (15,000)    (1,288,000)    (5,242,000)
                                                                                 ------------   ------------   ------------
Loss before Extraordinary Item                                                    (4,596,000)    (3,840,000)    (5,411,000)
EXTRAORDINARY ITEM:
   Gain on forgiveness of debt of
     discontinued operations, net of
     applicable income tax expense of
     $1,630,000 (Note 10)                                                                -        2,370,000            -
   Gain on forgiveness of debt of
     discontinued subsidiary, net of
     applicable income tax expense of
     $0   (Note 9)                                                                   898,000            -              -
                                                                                 ------------   ------------   ------------
NET LOSS                                                                         $(3,698,000)   $(1,470,000)   $(5,411,000)
                                                                                 ------------   ------------   ------------
                                                                                 ------------   ------------   ------------



                                     (continued)

                COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (CONTINUED)

                                            FOR THE YEAR ENDED JUNE 30,
                                     ----------------------------------------
                                        1997           1996           1995
                                     ----------     ----------     ----------

NET INCOME (LOSS) PER COMMON
  SHARE:
  Continuing operations              $    (2.94)    $    (2.66)    $    (0.18)
  Discontinued operations                 (0.01)         (1.34)         (5.49)
  Extraordinary item                       0.58           2.47              -
                                     ----------     ----------     ----------
     Net Income (loss) per
        common share                 $    (2.38)    $    (1.53)    $    (5.67)
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                       1,556,000        960,200        954,800
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                           COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                             COMMON STOCK
                                     --------------------------
                                                                                  ADDITIONAL      RETAINED            TOTAL
                                       NUMBER OF                                    PAID-IN       EARNINGS         STOCKHOLDERS'
                                        SHARES         AMOUNT       WARRANTS        CAPITAL       (DEFICIT)       EQUITY (DEFICIT)
                                     -----------    -----------    -----------    -----------   ------------     ---------------

BALANCES, July 1, 1994                  850,000     $   85,000     $   40,000     $5,353,000    $ 1,884,000         $ 7,362,000

  Stock issued for
     Vertex acquisition                 100,000         10,000           -         1,240,000           -              1,250,000
  Exercise of options                    10,000          1,000           -           170,000           -                171,000
  Net loss                                 -              -              -              -        (5,411,000)         (5,411,000)
                                     -----------    -----------    -----------    -----------   ------------     ---------------

BALANCES, June 30, 1995                 960,000         96,000         40,000      6,763,000     (3,527,000)          3,372,000

  Net loss                                 -              -              -              -        (1,470,000)         (1,470,000)
                                     -----------    -----------    -----------    -----------   ------------     ---------------

BALANCES, June 30, 1996                 960,000         96,000         40,000      6,763,000     (4,997,000)          1,902,000

  Stock issued in private
     placement, net of costs          3,288,000        329,000           -         1,307,000           -              1,636,000
  Expiration of warrants                   -              -           (40,000)        40,000           -
  Net loss                                 -              -              -              -        (3,698,000)         (3,698,000)
                                     -----------    -----------    -----------    -----------   ------------     ---------------

BALANCES, June 30, 1997               4,248,000     $  425,000     $     -        $8,110,000    $(8,695,000)        $  (160,000)
                                     -----------    -----------    -----------    -----------   ------------     ---------------
                                     -----------    -----------    -----------    -----------   ------------     ---------------



             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                           COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      FOR THE YEARS ENDED JUNE 30,
                                                          -----------------------------------------------------
                                                              1997                1996                1995
                                                          -------------       -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                     $(4,581,000)        $(2,552,000)        $  (169,000)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
       Depreciation and amortization                        2,632,000           1,256,000           1,368,000
       (Gain) loss on disposition of assets                   508,000             (19,000)           (130,000)
       Loss on disposal of business divisions                     -               222,000                 -
       Provision for uncollectible accounts receivable          9,000             (76,000)             17,000
       (Increase) decrease in:
          Accounts receivable                                 236,000           1,332,000          (1,812,000)
          Accounts receivable - officers and employees            -               (46,000)            134,000
          Drivers advances                                     54,000             204,000             (54,000)
          Inventories                                           7,000               2,000              71,000
          Prepaid expenses                                    274,000              92,000              29,000
          Deposits                                            (63,000)            (58,000)            (40,000)
       Increase (decrease) in:
          Accounts payable and accrued liabilities            239,000             757,000           1,518,000
          Liabilities in excess of assets of
            discontinued subsidiary                           404,000                 -                   -
                                                          -------------       -------------       -------------
       Net cash provided by (used in)
            operating activities from
            continuing operations                            (281,000)          1,114,000             932,000
                                                          -------------       -------------       -------------

    Net loss from discontinued operations                     (15,000)         (1,288,000)         (5,242,000)
         Depreciation and amortization                            -                 8,000             132,000
         Loss on disposition of assets                            -                14,000                 -
         Deferred income taxes                                    -                   -            (2,116,000)
         Provision for uncollectible accounts
            and notes receivable                                  -                   -             1,327,000
         Valuation allowance on forgiven note
            receivable from related party                         -                   -               613,000
         Reserve for loss on potential irregularity               -                   -               497,000
         Changes in operating assets                          (54,000)            274,000           2,249,000
                                                          -------------       -------------       -------------
       Net cash used in operating activities
         from discontinued operations                         (69,000)           (992,000)         (2,540,000)
                                                          -------------       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                                    -                   -                (3,000)
  Collections on notes receivable                                 -                   -                81,000
  Increase in note receivable - related party                     -                   -               (17,000)
  Collections on note receivable - related party                  -                   -               135,000
  Additions to property and equipment                        (130,000)           (408,000)           (844,000)
  Proceeds from disposal of property and equipment            175,000           3,028,000             774,000
  Proceeds from disposal of business division                     -                70,000                 -


                                      (continued)


                                           COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (CONTINUED)


                                                                      FOR THE YEARS ENDED JUNE 30,
                                                          -----------------------------------------------------
                                                              1997                1996                1995
                                                          -------------       -------------       -------------

  Additions to goodwill                                           -                   -              (222,000)
                                                          -------------       -------------       -------------
    Net cash provided by (used in) investing activities        45,000           2,690,000             (96,000)
                                                          -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings                        (45,619,000)        (58,954,000)        (65,676,000)
  Cash borrowings from line of credit                      44,261,000          56,151,000          66,356,000
  Payments on notes payable                                       -               (29,000)                -
  Sale of common stock, net                                 1,636,000                 -               171,000
                                                          -------------       -------------       -------------
    Net cash provided by (used in) financing activities       278,000          (2,832,000)            851,000
                                                          -------------       -------------       -------------

DECREASE IN CASH                                              (27,000)            (20,000)           (853,000)

CASH, at beginning of year                                     37,000              57,000             910,000
                                                          -------------       -------------       -------------

CASH, at end of year                                      $    10,000         $    37,000         $    57,000
                                                          -------------       -------------       -------------
                                                          -------------       -------------       -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                              $   451,000         $   719,000         $   870,000
                                                          -------------       -------------       -------------
                                                          -------------       -------------       -------------
    Income taxes                                          $    45,000         $    47,000         $    25,000
                                                          -------------       -------------       -------------
                                                          -------------       -------------       -------------

  Non-cash investing and financing transactions:
       Purchase of property and equipment
         with debt or reduction of receivable             $       -           $ 3,316,000         $   117,000
                                                          -------------       -------------       -------------
                                                          -------------       -------------       -------------
       Property and equipment sold for the
         assumption of notes payable                      $ 2,544,000         $       -           $       -
                                                          -------------       -------------       -------------
                                                          -------------       -------------       -------------
       Net liabilities surrendered in
         connection with disposal of
         subsidiary                                       $   943,000         $       -           $       -
                                                          -------------       -------------       -------------
                                                          -------------       -------------       -------------
       Net assets of Vertex Transportation,
         Inc. acquired with common stock                  $       -           $       -           $ 1,250,000
                                                          -------------       -------------       -------------
                                                          -------------       -------------       -------------
       Liabilities surrendered in connection
         with disposal of business division               $       -           $    43,835         $       -

                                                          -------------       -------------       -------------
                                                          -------------       -------------       -------------


          SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Country Wide Transport Services, Inc. ("CWTS") was incorporated in the State of Delaware in 1987. Through its wholly-owned subsidiary, Vertex Transportation, Inc. ("Vertex"), the Company currently operates a full service logistics company which provides truckload, less-than truckload
     (LTL), intermodal, and international transportation services. Prior to the incorporation of Vertex on June 27, 1996, Vertex operated as a division of Country Wide Truck Service, Inc., a wholly owned subsidiary of the Company.

     Through its wholly-owned subsidiary, Country Wide Truck Service, Inc. ("CW Truck"), an irregular-route, truckload common and contract carrier, the Company transported a wide variety of commodities requiring temperature control throughout the continental United States and Canada. During the fiscal year ended June 30, 1996, CW Truck sold its CK Trucking and Freight Peddlers Divisions. Effective December 31, 1996, the Company discontinued CW Truck through an orderly liquidation process as a result of significant losses within the subsidiary (See Note 8).

     Through its wholly-owned subsidiary, Nationwide Produce Co. ("Nationwide"), the Company operated a full service product sales marketing firm importing, exporting and distributing conventional and organic produce as well as consumer food products nationwide and overseas. CWTS merged with Nationwide Produce Co. effective July 1, 1992. During the fiscal year ended June 30, 1995, the Company discontinued its product sales segment operated by Nationwide as a result of significant losses within the subsidiary. Results of operations for the product sales segment have been classified as discontinued operations for all periods presented (See Note
     9).

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of CWTS and subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     DRIVER ADVANCES - The Company periodically advances funds to drivers during the normal course of business. Drivers are advanced funds for expenses incurred during trips. All such advances are offset against total amounts due upon settlement with the driver.

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

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred whereas significant renewals and

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     betterments are capitalized. Maintenance and repairs expense for the transportation segment for the years ended June 30, 1997, 1996 and 1995 was $229,000, $518,000 and $682,000, respectively.

     Tires on new transportation revenue equipment were capitalized as a component of the related equipment cost when the vehicle was placed in service and recovered through depreciation over the life of the vehicle. The cost of replacement tires, including recapped tires, was capitalized and amortized over the estimated tire lives.

     INTANGIBLE ASSETS - The excess of the aggregate purchase price over the fair value of net assets of businesses acquired is included in the accompanying balance sheet as "Excess of purchase price over fair value of net assets acquired" ("Goodwill") and is being amortized over 25 years using the straight-line method. Goodwill amounts are reported net of accumulated amortization of $360,000 and $599,000 at June 30, 1997 and 1996, respectively. The carrying value of goodwill is evaluated at least annually. The Company considers current facts and circumstances related to purchased entities, including expected future operating income, to determine whether it is probable that impairment has occurred.

     IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the costs of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

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

     REVENUE RECOGNITION - Transportation revenues and related expenses are recognized using a method which approximates recognition of both revenue and direct costs when shipment is completed.

     INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary difference are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

     ACCOUNTING FOR STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123 for its employees, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

     EARNINGS PER COMMON SHARE - Earnings per common share was computed based on the weighted average number of shares outstanding during the period presented. The effect on earnings per common share from outstanding stock options and warrants was antidilutive or immaterial. Additionally, see
     Note 11.

     STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amount reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

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

     CONCENTRATIONS OF CREDIT RISK - Credit Risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, the credit risk amounts shown do not take into account the value of any collateral or security.

     The Company currently operates primarily in one industry segment and a geographic concentration exists because the Company's customer are generally located in the United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the consolidated financial statements at June 30, 1997 and 1996.

     IMPACT OF RECENTLY ISSUED STANDARDS - In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings per Share" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Adoption of the standard would have no impact on the financial statements.

     RECLASSIFICATION - Certain reclassifications have been made to the prior years consolidated financial statements to conform with the current presentation. Such reclassifications had no effect on net income (loss).


2.   BASIS OF PRESENTATION:

     As shown in the accompanying consolidated financial statements, the Company has reported significant net losses for the years ended June 30, 1997, 1996 and 1995 resulting in a total stockholders' deficit of $160,000 as of June 30, 1997. These conditions raise doubt about the Company's ability to continue as a going concern.

     Management commenced a program during 1995 to downsize the remaining operations and to eliminate all excessive expenses. This program was successfully completed during the fiscal year ended June 30, 1997, after the Company discontinued CW Truck. The Company's remaining operating entity, Vertex, had net income of approximately $635,000 for the fiscal year ended June 30, 1997. In addition, the Company sold 3,288,000 shares of common stock for net proceeds of $1,636,000 through a private placement and secured a new credit agreement in which it can borrow up to $4 million. Management believes these actions will allow the Company to continue as a going concern.

     Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   MERGERS, ACQUISITIONS, AND DIVESTITURES:

     On April 29, 1994, the Company executed an agreement to sell its produce packing operation and related assets located in Thermal, California. The purchaser was an unrelated corporation and the purchase was effective June 30, 1994. The sales price was $900,000 payable in $220,000 cash and a $680,000 interest bearing note payable over six years. The sale resulted in a gain to the Company in the amount of approximately $247,000. As of June 30, 1995 the note was in default and in dispute with the maker and, accordingly, the balance was fully reserved as of June 30, 1995.

     Effective April 1, 1993, CW Truck acquired certain assets of Freight Peddlers, Inc. for $100,000. This transaction was accounted for using the purchase method and resulted in $12,000 of goodwill, representing the excess of the purchase price over the fair market value of net assets acquired. In addition, the Company paid the former owner $100,000 in the form of notes payable and 5,000 shares of the Company's common stock, valued at $81,000, for a covenant not to compete. Freight Peddlers had insignificant operations through the date of acquisition. Effective March 1, 1996, the Company sold certain assets of its Freight Peddlers division to a former officer of the Company for $50,000 cash and a fully-reserved $200,000 unsecured promissory note receivable. The note receivable is payable over time through a reduction in potential future commission expense incurred by the Company and payable to the buyer. The net loss on the sale was $222,000 which includes the fully-reserved, unsecured $200,000 promissory note receivable. Revenues for the division for the years ended June 30, 1996, and 1995 were $1,204,000 and $2,524,000, respectively and operating losses for the same periods were $319,000 and $119,000, respectively.

     On November 17, 1995, the Company sold certain assets of its CK Trucking division for $20,000 and the assumption of certain liabilities totaling approximately $44,000. The net gain on the sale was approximately $6,000. Revenues for the division for the years ended June 30, 1996 and 1995 were $588,000 and $1,496,000, respectively and operating income (losses) for the same periods were $(24,000) and $78,000, respectively.

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

     On July 1, 1994, the Company completed the acquisition of Vertex Transportation, Inc., a privately-held, integrated logistics company located in East Rochester, New York for $2,321,000 in cash and 100,000 shares of the Company's common stock valued at $1,250,000 in exchange for all of the Vertex outstanding shares. The acquisition was accounted for as a purchase. Vertex operated as a division of Country Wide Truck Services, Inc. from July 1, 1994 until June 27, 1996 at which time Vertex was incorporated as a wholly-owned subsidiary of the Company. The purchase price of $3,571,000 was

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     allocated to the net assets acquired, which approximated their fair market value. The excess of purchase price over the recorded book value has been allocated to "Excess of purchase price over fair value of net assets acquired" which originally totaled $2,776,000. Such amount are amortized to expense using the straight-line method over a twenty-five year period. Vertex operations have been consolidated with the Company and are included in the accompanying statement of operations commencing on the effective merger date.

     In connection with the purchase, the two prior owners entered into three-year covenants not to compete and five-year employment contracts which provide for minimum salary levels of $250,000 each per annum and incentive bonuses. Additionally, the Company has agreed to rent a facility from the prior owners for a term of 5 years commencing July 1, 1994 at an amount of $90,000 per annum.


4.   ACCOUNTS RECEIVABLE:

     Accounts receivable, net of allowance for doubtful accounts, amounted to $4,009,000 and $5,199,000, at June 30, 1997, and 1996, respectively. The
     Company performs periodic credit evaluation of its customers' financial condition and generally does not require collateral. The Company has recorded allowances of $75,000, and $122,000, at June 30, 1997 and 1996, respectively, which have been netted against the related amounts receivable.


5.   PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:


                                               JUNE 30,
                                       ------------------------    ESTIMATED
                                          1997           1996     USEFUL LIVES
                                       ----------    ----------   -------------
   Revenue equipment                   $     -       $3,834,000   5 to 7 years
   Service cars                              -           11,000   5 years
   Furniture and office
     equipment                           144,000        505,000   4 to 5 years
   Machinery and equipment                   -           29,000   5 years
   Leasehold improvements                 72,000        137,000   life of lease
                                       ----------    ----------
                                         216,000      4,516,000

   Less accumulated depreciation
     and amortization                   (106,000)      (936,000)
                                       ----------    ----------
                                       $ 110,000     $3,580,000
                                       ----------    ----------
                                       ----------    ----------

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

   Accounts payable and accrued liabilities consisted of the following:

                                                             JUNE 30,
                                                     -------------------------
                                                          1997         1996
                                                     -----------  ------------
     Transportation:
       Accounts payable                               $ 2,331,000  $ 1,390,000
       Accrued insurance                                      -        469,000
       Accrued purchased transportation                 1,448,000    2,766,000
       Other accrued expenses                             833,000      959,000
                                                      -----------  -----------
                                                      $ 4,612,000  $ 5,584,000
                                                      -----------  -----------
                                                      -----------  -----------


7. NOTES PAYABLE AND LONG-TERM DEBT:

   Notes payable and long-term debt consisted of the following:

                                                              JUNE 30,
                                                     -------------------------
                                                          1997         1996
                                                     -----------  ------------
     Transportation:
       Note payable to bank under a
         revolving credit agreement, due
         on April 30, 2000, bearing interest
         at the bank's prime rate plus 2 1/2%
         (11% at June 30, 1997),
         collateralized by substantially all
         assets of Vertex Transportation               $1,748,000   $      -
       Note payable to bank under a revolving
         credit agreement, due on demand,
         bearing interest at the bank's prime
         rate plus 3% (11 1/4% at June 30,
         1996), collateralized by substantially
         all assets of CW Truck, replaced during
         1997 by the above note                               -      3,560,000
       Notes payable, due in aggregate monthly
         installments of $24,000 including
         interest at 9 3/4%, maturing at various
         dates through December 2000,
         collateralized by certain revenue
         equipment                                            -      2,974,000

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              JUNE 30,
                                                     -------------------------
                                                          1997         1996
                                                     -----------  ------------

       Notes payable, due in aggregate monthly
         installments of $7,800 including
         interest at 8 3/4%, maturing at
         various dates through November 1997,
         collateralized by certain revenue
         equipment                                            -         44,000

       Notes payable, due in aggregate monthly
         installments of $2,000 including
         interest ranging from 12.6% to 28%,
         maturing at various dates through
         June 1997, collateralized by certain
         computer equipment                                   -         23,000

       Notes payable, due in quarterly
         installments of $30,000 including
         interest at 10%, maturing April 1996,
         unsecured                                            -        269,000

       Notes payable, due in aggregate monthly
         installments of $18,900, including
         interest at 6.99%, maturing October
         1996, unsecured                                      -         75,000

       Notes payable, due in aggregate monthly
         installments of $25,000 including
         interest at 9%, maturing January 1998,
         unsecured                                        160,000          -
                                                      -----------  -----------
                                                        1,908,000    6,945,000
     Less current portion                                (160,000)  (4,329,000)
                                                      -----------  -----------
                                                       $1,748,000   $2,616,000
                                                      -----------  -----------
                                                      -----------  -----------


     The $1,748,000 note at June 30, 1997 arises from a credit agreement with a commercial bank for Vertex which provides for maximum outstanding borrowings aggregating $4 million and maturing on April 30, 2000. The aggregate amount of advances under the revolving credit agreement is limited to 80% of the eligible accounts receivable, less unbilled receivables and any reserves the bank elects to establish, not to exceed the aggregate principal amount. The obligations are collateralized by substantially all of the assets of the company. Under the terms of the agreement, the borrower is restricted from paying dividends on any classes of its stock and the Company is required to maintain certain ratios and be in compliance with other covenants. At June 30, 1997, the Company was in compliance with all covenants.

     Scheduled maturities of notes payable and long term debt are as follows:


                                                  YEAR ENDED
                                                   JUNE 30,        AMOUNT
                                                  ----------    -----------

                                                     1998       $   160,000
                                                     1999               -
                                                     2000         1,748,000
                                                     2001               -
                                                     2002               -
                                                                -----------
                                                    Total       $ 1,908,000
                                                                -----------
                                                                -----------

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   DISCONTINUED SUBSIDIARY:

     Having experienced significant losses in CW Truck the Company's Board of Directors decided to discontinue the subsidiary through an orderly liquidation. The Company closed the operations effective December 31, 1996 and made a General Assignment of all assets of its subsidiary, CW Truck, for the pro rata benefit of all creditors of the subsidiary. At the date of the assignment, CW Truck had liabilities in excess of assets in the amount of $1,347,000. Included in this balance is $404,000 which CWTS believes it will have to assume. As a result during the fiscal year ended June 30, 1997, the Company realized a net gain to the extent of unpaid liabilities (not guaranteed or accrued by CWTS) in excess of assets in the amount of $898,000.

     In conjunction with the discontinuance of CW Truck, the Company sold equipment to a former officer of CWTS and CW Truck for the assumption of the related notes payable and leases. All such notes payable and leases are guaranteed by the Company. As of June 30, 1997, the remaining balance on these obligations is approximately $4,043,000 and expire through April 30, 2001. Upon release of CWTS from all obligations and guarantees referenced in these purchase contracts, CWTS will reimburse the former officer of CWTS and CW Truck the sum of $150,000.


     Revenues for CW Truck for the years ended June 30, 1997, 1996 and 1995 were $7,590,000 $22,747,000 and $29,110,000, respectively and operating losses for the same periods were $1,956,000, $2,634,000 and $479,000, respectively.


9.   DISCONTINUED OPERATIONS:

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

     At June 30, 1996, the Company has established a general accrual for potential future expenses related to the discontinued segment amounting to $177,000. At June 30, 1997, the Company established an additional $100,000 accrual relating to potential future expenses.

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the year ended June 30, 1997 and 1996, the Company's product sales segment generated a net loss before income tax benefit of $15,000 and $959,000, respectively, as follows:


                                                            JUNE 30,
                                               ------------------------------
                                                     1996             1996
                                                 -----------      -----------
     Revenue                                      $      -         $4,307,000
                                                 -----------      -----------

     Expenses:
     Cost of sales                                       -          3,977,000
     Salaries and related expenses                       -            460,000
     Operating expenses                                  -            134,000
     General supplies and expense                        -            116,000
     Depreciation and amortization                       -              8,000
     Interest, net                                       -            171,000
      Impairment expense on investment in
        produce doors                                    -              -
      Valuation allowance on forgiven note
        receivable from related party                    -              -
      Reserve for loss on potential
        irregularity                                     -              -
      Impairment expense on property and
        equipment, and goodwill                          -              -
       Other                                            15,000        400,000
                                                   -----------    -----------
           Total expenses                               15,000      5,266,000
                                                   -----------    -----------

      Loss before income tax
        (expense) benefit                           $  (15,000)   $ (959,000)
                                                   -----------    -----------
                                                   -----------    -----------

     Revenues applicable to the discontinued product sales segment were approximately $4,307,000, and $52,953,000, for the years ended June 30, 1996, and 1995, respectively. There were no revenues for the year ended June 30, 1997.

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  COMMITMENTS AND CONTINGENCIES:

     LEASE COMMITMENTS - Minimum lease commitments under noncancelable operating lease agreements are as follows:

                                                       OPERATING
          YEAR ENDING JUNE 30,                          LEASES
          --------------------                         ---------
                1998                                  $  90,000
                1999                                     90,000
                2000                                     90,000
                2001                                        -
                2002                                        -
                Thereafter                                  -
                                                      ---------

     Total minimum lease payments                     $ 270,000
                                                      ---------
                                                      ---------

    Rental expense for all operating leases consisted of the following:

                                                   YEAR ENDED JUNE 30,
                                         -------------------------------------
                                              1997       1996         1995
                                          ---------- -----------  -----------
    Revenue equipment rentals             $  833,000 $ 1,884,000  $ 1,584,000
    Terminal, warehouse, and
      office rentals                         215,000     204,000      289,000
    Other equipment rentals                   21,000      13,000       16,000
                                          ---------- -----------  -----------
                                          $1,069,000  $2,101,000  $ 1,889,000
                                          ---------- -----------  -----------
                                          ---------- -----------  -----------

    EMPLOYMENT CONTRACT - The Company and certain of its subsidiaries have employment contracts with various officers with remaining terms up to two years. Such agreements provide for minimum salary levels and incentive bonuses, as well as severance payments upon termination or the non-extension of employment. The aggregate commitment for future salaries at June 30, 1997, excluding bonuses, was approximately $1,000,000.

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

    During September 1995, the Company's transportation subsidiary, CW Truck, had a cargo claim that approximated $600,000 filed against it by one of its customers. The insurance carrier, citing certain exceptions in the cargo policy, declined to pay the claim and referred the issue to litigation on

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    February 27, 1996. The customer additionally filed a cross claim against the Company. On February 24, 1997, the Company agreed to pay the customer and a entered into a promissory note for $659,000. As of June 30, 1997, the Company had made payments of $499,000. The Company is pursuing legal action against the insurance carrier and its agent for the collection of the $659,000.

    On September 18, 1995, Nationwide ceased operations and executed a General Assignment to CMAC. According to the books of Nationwide, it was owed a sum of approximately $600,000 represented by a promissory note executed jointly by Oasis Organic Citrus and John and Phillip Oertly. CMAC instituted collection action on the Note which precipitated a Cross-Complaint from Oertly. The Company maintains an insurance policy covering officers and directors and the Company for potential claims asserted in this cross-complaint. It is anticipated that continued efforts will be made to try to settle the matter, however, the Company maintains adequate insurance to cover any potential loss resulting from an adverse judgment. At June 30, 1997, the Company has accrued $100,000 which represents the deductible on the insurance policy.


11. STOCKHOLDER'S EQUITY:

    Effective March 19, 1997, the Company increased the number of authorized common shares to 30,000,000 and immediately thereafter declared a 1 for 5 reverse stock split. All shares and earnings per common share have been retroactively restated for all periods presented.

    During the fiscal year ending June 30, 1997, the Company completed the sale, in a private offering, of 3,288,000 shares of common stock for net proceeds of $1,636,000.

    In April and August 1993, the Company granted to certain officers and key employees of the Company, options for the purchase of 10,000 shares and 50,000 shares of the Company's common stock, respectively, at an exercise price of $20.00 per share, which approximated the fair market value at the date of grant. All options vest at a rate of 20% per year for five years beginning on the first anniversary date after the options were granted. Vesting of options are generally conditioned on the employee being employed by the Company on the vesting dates. All options granted expire between April 1998 and September 1998.

    On June 1, 1994, the Company granted options for 40,000 shares with exercise prices ranging from $15.00 to $20.00 per share to four investment banking firms, as compensation for investment banking and marketing services. All options were immediately exercisable and expire from May 31, 1996 through May 31, 1997. The excess of the fair market value over option price has been treated as compensation to the recipient in the accompanying consolidated financial statements.

    During the years ended June 30, 1997, 1996 and 1995, options for 23,900, 50,000 and 16,000 shares, respectively were canceled.

    On May 19, 1997. the Company granted options for 850,000 shares with an exercise price of $0.15 per

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    share to two officers of the Company. All options were immediately exercisable and expire on May 1, 2002. The excess of the fair market value over option price of $17,000 has been treated as compensation to the recipient in the accompanying consolidated financial statements.

    The following table summarizes all stock option activity:


                                                              BALANCE     WEIGHTED
                BALANCE AT                                    AT END      AVERAGE
                 BEGINNING                                      OF        EXERCISE
YEAR ENDED        OF YEAR   GRANTED   EXERCISED   CANCELED    PERIOD       PRICE
-------------  ----------   -------   ---------   --------    -------     --------
June 30, 1997      23,900   850,000        -        23,900    850,000        $0.15
               ----------   -------   ---------   --------    -------
               ----------   -------   ---------   --------    -------
June 30, 1996      73,900      -           -        50,000     23,900       $16.25
               ----------   -------   ---------   --------    -------
               ----------   -------   ---------   --------    -------
June 30, 1995     100,000      -         10,100     16,000     73,900       $17.50
               ----------   -------   ---------   --------    -------
               ----------   -------   ---------   --------    -------


                           PROFORMA INFORMATION

    As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FAS 123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in fiscal year ending June 30, 1997 consistent with the provisions of FAS 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                                  JUNE 30,
                                               ------------
                                                    1997
                                               ------------

    Net loss                                   $ (3,842,000)
                                               ------------
                                               ------------
    Loss per common share                      $      (2.47)
                                               ------------
                                               ------------

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: expected volatility of 430%, an expected life of 2 years, no dividends would be declared during the expected term of the options, a risk free interest rate of 6.2%. The weighted average fair value of the options on the grant dates was $0.17 per share.

          COUNTRY WIDE TRADSPORT SERVIECS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12. INCOME TAXES:

    Income tax benefit (expense) for the years ended June 30, 1997, 1996, and 1995 are comprised of the following:

                                        CURRENT       DEFERRED        TOTAL
                                      -----------   -----------   -----------
    Year ended June 30, 1997
      Federal                         $       -     $       -     $       -
      State                               (63,000)          -         (63,000)
                                      -----------   -----------   -----------
                                      $   (63,000)  $       -     $   (63,000)
                                      -----------   -----------   -----------
                                      -----------   -----------   -----------
    Year ended June 30, 1996
      Federal                         $    20,000   $(1,959,000)  $(1,939,000)
      State                               (22,000)          -         (22,000)
                                      -----------   -----------   -----------
                                      $    (2,000)  $(1,959,000)  $(1,961,000)
                                      -----------   -----------   -----------
                                      -----------   -----------   -----------
    Year ended June 30, 1995
      Federal                         $       -     $ 2,181,000    $2,181,000
      State                                   -             -             -
                                      -----------   -----------   -----------
                                      $       -     $ 2,181,000   $ 2,181,000
                                      -----------   -----------   -----------
                                      -----------   -----------   -----------

    The actual income tax benefit (expense) differs from the "expected" tax benefit (expense) (computed by applying the U.S. Federal corporate income tax rate of 34% for each period) as follows:


                                                 YEAR ENDED JUNE 30,
                        -------------------------------------------------------------------
                             1997                     1996                     1995
                        --------------------     -----------------   ----------------------
                        AMOUNT         %         AMOUNT         %       AMOUNT           %
                        --------     -----        -------      ----    --------         ----
    Computed
     "expected" tax
     benefit
     (expense)        $1,236,000      34.0      $(167,000)    (34.0) $2,581,000         34.0
    State income
     taxes, net of
     Federal income
     tax benefit         (42,000)     (1.2)       (22,000)     (4.5)          -            -
    Temporary
     differences
     utilized                  -         -         40,000       8.1           -            -
    Refundable
     credits              (3,000)      (.1)        20,000       4.1           -            -
    Non-deductible
     expenses           (730,000)    (20.0)       127,000      25.8     111,000          1.6
    Realization of
     tax benefits              -         -     (1,959,000)   (398.7)          -            -




                                                  YEAR ENDED JUNE 30,
                         -------------------------------------------------------------------
                              1997                     1996                     1995
                         --------------------     -----------------   ----------------------
                         AMOUNT         %         AMOUNT         %       AMOUNT           %
                        --------     -----        -------      ----    --------         ----


    Change in
     valuation
     allowance due
     to liquidation of
     subsidiary         (524,000)    (14.4)             -         -           -            -
    Limitation on
     use of NOL
     carryover                 -         -              -         -    (511,000)        (6.9)
                      ----------     -----    -----------    ------  ----------      -------
                        $(63,000      (1.7)   $(1,961,000)   (399.2) $2,181,000         28.7
                      ----------     -----    -----------    ------  ----------      -------
                      ----------     -----    -----------    ------  ----------      -------


    The components of the net deferred tax asset recognized as of June 30, 1997 and 1996, are as follows:

                                                              JUNE
                                                    -------------------------
                                                       1997          1996
                                                    ---------   -------------
           Current Deferred Tax Assets
            (Liabilities)
               Insurance reserve                    $   2,000   $     193,000
               Vacation accrual reserve                 7,000          24,000
               Other                                    2,000            -
               Bad debt reserve                        30,000         155,000
               Other reserves                          84,000          32,000
               Accrued assessment and claims          161,000         168,000
               Prepaid taxes                             -            (51,000)
               Prepaid insurance                      (11,000)        (88,000)
                                                    ---------   -------------
                                                      275,000         433,000
               Valuation allowance                   (275,000)       (433,000)
                                                    ---------   -------------
               Net current deferred tax asset            -                -
                                                    ---------   -------------
                                                    ---------   -------------

           Long-term Deferred Tax Assets
            (Liabilities)
               Write-down of investment for       $      -      $     218,000
                  book not tax
               Depreciation and capital lease          5,000         (110,000)
               Amortization                         (146,000)         139,000
               Forgiveness of debt                       -         (1,640,000)
               AMT tax credit carryforward             23,000          23,000
               Net operating loss carryforward      2,538,000       3,526,000
                                                    ---------   -------------
                                                    2,420,000       2,156,000
               Valuation allowance                 (2,420,000)     (2,156,000)
                                                     ---------   -------------
               Net long-term deferred tax asset   $       -     $        -
                                                    ---------   -------------
                                                    ---------   -------------

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

    Due to the liquidation of CW Truck through the General Assignment of its assets effective December 31, 1996 (Note 8), the CWTS pre-acquisition net operating losses will be available for use by the parent company. Any portion of the valuation allowance for this net operating loss will be recognized as a tax benefit and will affect tax expense rather than goodwill.

    During the year ended June 30, 1996, the Company was able to realize a portion of its net operating loss against the income it recognized in fiscal 1996 as a result of certain debt forgiveness (See Note 9). Such realization resulted in a tax benefit of $2,181,000 for the year ended June 30, 1995.

    Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and as measured by tax laws and regulations, principally related to net operating losses and expense accruals and reserves for financial reporting purposes not deductible for tax purposes.

    As of June 30, 1997, the Company has available net operating loss carryforwards for income tax purposes of $7,049,000 which expire in the years 2003 through 2011. The benefit of the operating loss to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50% change in ownership which occurred during 1992.


13. RELATED PARTY TRANSACTIONS:

    Transactions with related parties and stockholders consist of the following:

    In connection with the Company's discontinuance of the product sales segment, the Company discovered, on or about September 13, 1995, a potential irregularity relative to misapplication of cash receipts totaling approximately $497,000 by a former officer and director. Current management and the other members of the board of directors have performed a review of the method of misapplication which consisted of depositing customer checks into a bank account of an entity owned by the former officer and director. Management has notified corporate as well as outside legal counsel, Credit Manager's Association of California which is the trustee of Nationwide Produce Co. pursuant to the filing of a General Assignment for the Benefit of Creditors, and Nationwide's secured lender whose collateral is the subject of the potential irregularity. As a result of the foregoing, the Company had established a reserve as of June 30, 1995 of $497,000 against the trade receivables of the discontinued segment. During the year ended June 30, 1997, the trustee obtained a judgement against the former officer and director in resolution of the foregoing.

    During the years ended June 30, 1996 and 1995, the Company incurred expenses to various law firms in which a director of the Company was a partner. Such legal expenses amounted to $53,000 and $172,000, respectively. No such expenses were incurred for the year ended June 30, 1997

    During the years ended June 30 1997, 1996 and 1995 the Company incurred expenses to a CPA firm in which a director of the Company was the owner. Such expenses amounted to $26,000, $10,000 and $10,000, respectively.

    During the years ended June 30, 1997 and 1996, the Company paid rents to a company controlled by two officers of the Company totaling $95,000 and $93,000, respectively. The basic lease term is for 60 months through July 1999.

    During the years ended June 30, 1996 and 1995, the Company paid rents to an officer and employee of a Company subsidiary of $14,000 and $25,000, respectively. No such expenses were incurred for the year ended June 30, 1997.

    During the years ended June 30, 1997, 1996 and 1995, the Company received management fees from a company controlled and 49% owned by two officers of the Company totaling $ 89,000 and $58,000 and $63,000, respectively.


14. EMPLOYEE DEFINED CONTRIBUTION PLAN AND TRUST:

    Effective April 1, 1993, the Company adopted a Deferred Compensation 401(k) Plan ("the Plan") covering all full-time employees. To be eligible to participate in the Plan, employees, with the exception of drivers, must have been employed by the Company for 90 days; drivers are eligible to participate following one year of service. Employees involved in the Plan may contribute up to 20% of their compensation, on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the Plan are invested, at the direction of the participant. Under one investment option, the Company makes matching contributions to the Plan. Insignificant contributions were made by the Company to this plan during the years ended June 30, 1997, 1996 and 1995.


15. MAJOR CUSTOMERS:

    The Company had sales to unaffiliated customers, which individually represented more than 10% of the Company's transportation sales as follows:


                          CUSTOMER          1997       1996      1995
                      -----------------  ---------   ---------  --------
                             A               25%       12%       12%
                             B               10%       -         -
                             C               -         19%       -

          COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS

                                                                    SCHEDULE II




                                                                    ADDITIONS
                                               BALANCE AT          CHARGED TO                      BALANCE AT
                                                BEGINNING          COSTS AND                         END OF
                 CLASSIFICATION                 OF PERIOD           EXPENSES         DEDUCTIONS      PERIOD
      ----------------------------------      ------------        ------------     --------------  -----------
      For the year ended
          June 30, 1997:

          Accumulated amortization -
               Goodwill                         $599,000          $2,187,000        $2,426,000       $360,000
          Accumulated amortization -
               Covenants                               -                   -               -                -

          Allowance for doubtful
                accounts                         122,000              31,000          78,000           75,000

      For the year ended
          June 30, 1996:

          Accumulated amortization -
               Goodwill                         $392,000           $ 207,000        $        -       $599,000
          Accumulated amortization -
               Covenants                          39,000              14,000          53,000                -

          Allowance for doubtful
               accounts                          198,000             110,000         186,000          122,000

      For the year ended
          June 30, 1995:

          Accumulated amortization -
               Goodwill                         $207,000           $ 198,000        $  13,000        $392,000
          Accumulated amortization -
               Covenants                          82,000              17,000          60,000           39,000

          Allowance for doubtful
               accounts                          273,000             234,000         309,000          198,000


