Form 10-Q
period 1997-09-30
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1997-11-14
CIK 810950

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

   ----------------------------------------------------------------------------

                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

   ----------------------------------------------------------------------------

     For Quarter Ended September 30, 1997        Commission File Number 0-23360

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
   ----------------------------------------------------------------------------
                  (Exact name of registrant as specified in charter)

                   DELAWARE                                  95-4105996
   ----------------------------------------------------------------------------
   (State or other jurisdiction of incorporation           (I.R.S. Employer
                or organization)                         Identification No.)

    119 Despatch Drive, East Rochester, New York                 14445
   ----------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                  (716) 381-5470
   ----------------------------------------------------------------------------
    (Registrant's telephone number, including area code)

   ----------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requires for the past 90 days.  Yes   X   No
                                           ----    -----

    The number of shares of Common Stock outstanding as of November 1, 1997 was 4,248,100.

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES


                                        INDEX
                                        -----





Part I - Financial Information                                           Page
------------------------------                                           -----

Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheets--September 30, 1997
      and June 30, 1997                                                    3

    Condensed Consolidated Statements of Operations--Three
      Months Ended September 30, 1997 and 1996                             4

    Condensed Consolidated Statements of Cash Flows--Three
      Months Ended September 30, 1997 and 1996                             5

    Notes to Condensed Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        9


Part II - Other Information
---------------------------

Item 5.  Other Information                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 10


Signatures                                                                11

Exhibit 11

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                                    (In Thousands)

                                                                SEPTEMBER 30,     JUNE 30,
                                                                    1997            1997*
                                                                -------------   -----------
                ASSETS                                           (UNAUDITED)

Current assets:
  Cash                                                            $     10       $     10
  Accounts receivable, net                                           5,361          4,009
  Accounts receivable - officers and employees                          44             47
  Driver advances                                                       14             16
  Prepaid expenses                                                      52             49
                                                                  --------       --------
    Total current assets                                             5,481          4,131

Property and equipment, net                                            108            110

Other assets:
  Deposits                                                               8              8
  Excess of purchase price over fair value of net
    assets acquired, net                                             2,609          2,638
                                                                  --------       --------
    Total assets                                                  $  8,206       $  6,887
                                                                  --------       --------
                                                                  --------       --------

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt             $     88       $    160
  Accounts payable and accrued liabilities                           4,970          4,612
  Liabilities in excess of assets of discontinued subsidiary           370            404
  Liabilities in excess of assets of discontinued operations           109            123
                                                                  --------       --------
    Total current liabilities                                        5,537          5,299

Long-term debt, less current portion                                 2,636          1,748
                                                                  --------       --------
    Total liabilities                                                8,173          7,047
                                                                  --------       --------
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    issuable in series, none issued                                     --             --
  Common stock, $.10 par value, 30,000,000 and 10,000,000
    shares authorized, 4,248,000 shares issued and outstanding
    at September 30 and June 30, 1997                                  425            425
  Additional paid-in capital                                         8,110          8,110
  Retained earnings (deficit)                                       (8,502)        (8,695)
                                                                  --------       --------
    Total stockholders' equity (deficit)                                33           (160)
                                                                  --------       --------
    Total liabilities and stockholders' equity                    $  8,206       $  6,887
                                                                  --------       --------
                                                                  --------       --------



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

                        (In Thousands, except Per Share Data)


                                                                  THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              ----------------------------
                                                                 1997               1996
                                                              -----------       ----------
Transportation revenue                                        $    8,497         $ 10,547
                                                              ----------         --------
Operating costs and expenses:
  Purchased transportation                                         7,493            7,267
  Salaries and related expenses                                      447            1,357
  Operating expenses                                                  44              844
  Revenue equipment rentals                                           --              371
  General supplies and expenses                                      214              385
  Depreciation and amortization                                       41              259
                                                              ----------         --------
    Total operating costs and expenses                             8,239           10,483
                                                              ----------         --------
Operating income                                                     258               64

Other income (expense):
  Interest expense                                                   (45)            (175)
  Interest income                                                     --               --
  Gain on disposition of assets                                       --               23
                                                              ----------         --------
Net income (loss) from continuing operations before
  provision for income taxes, discontinued operations
  and extraordinary item                                             213              (88)

Provision for income tax                                              20                8
                                                              ----------         --------
Net income (loss) from continuing operations                  $      193         $   ( 96)
                                                              ----------         --------
Net income (loss)                                             $      193         $    (96)
                                                              ----------         --------
                                                              ----------         --------
Income (loss) per common share:
  Continuing operations                                       $     0.04         $   (.10)
                                                              ----------         --------
Net Income (loss) per common share                            $     0.04         $   (.10)
                                                              ----------         --------
                                                              ----------         --------
Weighted average number of common shares                       4,983,173          960,000*
                                                              ----------         --------
                                                              ----------         --------



* Reflects May 15, 1997 one for five reverse stock split



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

                                                                   THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 --------------------------
                                                                    1997            1996
                                                                 ---------      -----------
Cash flows from operating activities:
  Net income (loss) from continuing operations                   $     193       $    (96)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     41            259
      (Gain) on disposition of assets                                   --            (23)
      Provision for uncollectible accounts receivable                   --              8
  (Increase) decrease in:
    Accounts receivable                                             (1,353)            26
    Accounts receivable - miscellaneous                                  3             34
    Driver advance                                                       2             (9)
    Inventories                                                         --              3
    Prepaid expenses                                                    (4)            28
    Deposits                                                            --            (13)
  Increase (decrease) in:
    Notes payable - current portion                                    (72)            --
    Accounts payable and accrued liabilities                           358            (60)
    Liabilities in excess of discontinued operations                   (48)           (43)
                                                                ----------        --------
         Net cash provided by (used in) operating
           activities from continuing operations                      (880)           114
                                                                ----------       --------
  Cash flows from investing activities:
    Collections on notes receivable                                     --              1
    Additions to property and equipment                                 (9)           (60)
    Proceeds from disposal of property and equipment                    --             70
                                                                ----------       --------
         Net cash provided by (used in) investing activities            (9)            11
                                                                ----------       --------

  Cash flows from financing activities:
    Principal payments on borrowings                             $  (7,123)      $(11,299)
    Net cash borrowings from line of credit                          8,012         11,188
                                                                ----------       --------
         Net cash provided by (used in) financing activities           889           (111)
                                                                ----------       --------

Increase (decrease) in cash                                             --             14
Cash, beginning of period                                               10             37
                                                                ----------       --------
Cash, end of period                                               $     10       $     51
                                                                ----------       --------
                                                                ----------       --------

Supplemental disclosure of cash flow information:

  Cash paid for:
  Interest                                                       $      45       $    153
                                                                ----------       --------
                                                                ----------       --------
  Income Taxes                                                    $     16       $      1
                                                                ----------       --------
                                                                ----------       --------
  Property and equipment sold for receivable                      $     --       $     41
                                                                ----------       --------
                                                                ----------       --------

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

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES

                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on form 10K for the year ended June 30, 1997.


2.  STATEMENT OF INFORMATION FURNISHED

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three months ended September 30, 1997 and 1996 and the cash flows for the three months ended September 30, 1997 and 1996. The results of operations for the three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited consolidated financial statement for the year ended June 30, 1997.

    Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

    EARNINGS PER COMMON SHARE

    Primary earnings per share is computed by subtracting the applicable periods' required preferred dividends from the net income in order to determine net income attributable to common shareholders. During the quarter ended September 30, 1997 and 1996, there were no required preferred dividends to be subtracted from the net income. Earnings (loss) per share and common equivalent share are then computed based on the weighted average number of shares of common stock and, if dilutive, common equivalent shares (preferred stock, options and warrants) outstanding during the period. Common stock equivalents as of September 30, 1996 were anti-dilutive and excluded in the earnings per share computation.

    IMPACT OF RECENTLY ISSUED STANDARDS

    In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings per Share" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Had this new statement been in effect for the periods presented, the Company would report basic earnings (loss) per share for the three month periods ended September 30, 1997 and 1996 of $0.05 and

$(0.10), respectively. Dilutive earnings (loss) per share for the three month period ended September 30, 1997 and 1996 would be $0.04 and $(0.10), respectively.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (000 omitted):

                                    September 30,  June 30,     Estimated
                                        1997         1997      Useful Lives
                                   -------------   --------   -------------

    Furniture and office equipment     $  153      $   144    4 to 5 years
    Leasehold improvements                 72           72    life of lease
                                       ------      -------
                                          225          216
    Less accumulated depreciation
         and amortization                (117)        (106)
                                       ------      -------
                                       $  108      $   110
                                       ------      -------
                                       ------      -------


4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                       September 30,   June 30,
                                           1997          1997
                                       ------------- ----------
    Accounts payable                       $2,684      $2,331
    Accrued purchased transportation        1,832       1,448
    Other accrued expenses                    454         833
                                           ------      ------
                                           $4,970      $4,612
                                           ------      ------
                                           ------      ------

5.  DISCONTINUED SUBSIDIARY

    Having experienced significant losses in the long-haul trucking operation, Country Wide Truck Service, Inc. discontinued it's operation.

    On December 31, 1996, CW Truck made a General Assignment of all its assets for the pro rata benefit of all its creditors. In conjunction with the General Assignment, CW Truck sold all of its rolling stock assets for the outstanding debt on the equipment. Revenues applicable to the discontinued subsidiary were approximately $7,600,000, $22,700,000 and $29,100,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Revenue applicable to the discontinued subsidiary for the three months ended September 30, 1996, was $4,293,733.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Net income from continuing operations for the quarter ended September 30, 1997 amounted to $193,000 compared to a net loss of $(96,000) for the prior year period. The improved results were due to the liquidation of a trucking subsidiary effective December 31, 1996, and improved results from the Company's logistics subsidiary, Vertex Transportation, Inc.

First quarter operating revenue decreased 19.4% to $8,497,000 from $10,547,000 for the first quarter of 1996. The reduction in revenue was a result of the liquidation of the trucking subsidiary effective December 31, 1996 which had revenue in the quarter ended September 30, 1996 of $4,293,733. Operating revenue for the Company's Vertex Transportation, Inc. subsidiary increased 16% to $8,497,000 for the period ended September 30, 1997, from $7,328,000 for the prior year period.

Operating costs for the first quarter decreased by $2,245,000 from the prior year period. As a percentage of sales, operating costs for the quarter decreased 2.4% from the prior year period. This change is primarily attributable to the discontinuance of the trucking subsidiary partially offset by increased purchase transportation cost due to increased logistics business.

Depreciation and amortization expense, as well as interest expense, for the quarter ended September 30, 1997 were $41,000 and $45,000 respectively, as compared with $259,000 and $175,000, respectively, for the prior year period. The decrease in depreciation and amortization expense is due to the liquidation of the trucking subsidiary and sale of the rolling stock. The decrease in interest is due to reduced borrowings from continuing operations and an improved lending rate.

Having experienced significant losses in its trucking operation, Country Wide Truck Service, Inc., a Company subsidiary, discontinued its operation on December 31, 1996, and began an orderly liquidation process. On December
31, 1996, a General Assignment of all assets of CW Truck was made for the pro rata benefit of all creditors. In conjunction with the General Assignment, on December 31, 1996, all of the rolling stock assets were sold for the outstanding debt on the equipment. The Company maintains a continuing corporate guarantee on the debt secured by the rolling stock. Results of operation for CW Truck have been classified as continuing operations in the Company's financial statement for all periods presented.

The increase in sales for the Company's Vertex Transportation, Inc. subsidiary for the quarter ended September 30, 1997 of $8,497,000 from $7,328,000 in the prior year period resulted in an increase in that subsidiary's net income of 27.4% to $304,148 from $238,687.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On April 29, 1997, the Company, through its Vertex Transportation, Inc. subsidiary, secured new financing with a commercial bank. The new facility is a three year contract which allows for borrowing of up to $4,000,000 which is limited to 80% of eligible accounts receivable. The agreement bears an interest rate at the bank's prime lending rate plus 2 1/2% and is secured by essentially all of the Company's assets.

Effective April 29, 1997 the Company's previous revolving credit line in the amount of $2,173,171 was paid. As of September 30, 1997 the Company had borrowings of $2,635,909 and unused borrowing capacity of $1,033,413 under the new credit facility.

At September 30, 1997, the Company's ratio of current assets to current liabilities and its debt to equity were 1:1 and 247.7:1, respectively, as compared to 0.9:1 and (44):1, respectively at June 30, 1997.

The Company ended the September 30, 1997 period with $10,000 of cash and working capital of $423,000. Based upon the Company's expected cash flow from operations and funds available as of April 29, 1997, from its new credit facility, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES




                                       PART II.

ITEM 5.  OTHER INFORMATION

During the fiscal year ended June 30, 1995, the Company discontinued it's product sales segment which was operated by the Company's wholly-owned subsidiary, Nationwide Produce Co., since July 1992 when the Company acquired all of the outstanding stock of Nationwide from Martrade Ltd. The Company's discontinuance of the product sales segment culminated in the filing of a General Assignment during September 1995 of all assets of Nationwide Produce Co. for the pro rata benefit of all creditors of the subsidiary.

During the quarter ended December 31, 1996, the Company discontinued all operations relating to it's wholly owned subsidiary, CW Truck. On December 31, 1996 the Company made a General Assignment of all the assets of CW Truck for the pro rata benefit of all creditors of the subsidiary. In conjunction with the General Assignment the Company, on December 31, 1996, sold all the rolling stock assets of the Company for all the outstanding debt on the equipment.


ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Reports on Form 8-K:

              1.   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COUNTRY WIDE TRANSPORT SERVICES, INC.
                                 -------------------------------------
                                 Registrant



DATED:  November 14, 1997        /s/   Timothy Lepper
                                 ------------------------
                                 Timothy Lepper, President
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 and Principal Accounting Officer