Form 10-Q
period 1997-12-31
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1998-02-13
CIK 810950

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                 -------------------

                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                 -------------------

For Quarter Ended December 31, 1997             Commission File Number 0-23360

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
------------------------------------------------------------------------------
                  (Exact name of registrant as specified in charter)

               DELAWARE                                    95-4105996
------------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     119 Despatch Drive, East Rochester, New York           14445
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

     (716) 381-5470
------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requires for the past 90 days.  Yes   X    No ___

     The number of shares of Common Stock outstanding as of February 2, 1998 was 4,248,100.

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES


                                        INDEX
                                        -----



PART I - FINANCIAL INFORMATION                                          Page

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets--December 31, 1997
             and June 30, 1997                                            3

          Condensed Consolidated Statements of Operations--Three
             Months and Six Months Ended December 31, 1997 and 1996       4

          Condensed Consolidated Statements of Cash Flows--Six
             Months Ended December 31, 1997 and 1996                      5

          Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations            10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     11


PART II - OTHER INFORMATION

Item 5.   Other Information                                              12

Item 6.   Exhibits and Reports on Form 8-K                               12


Signatures                                                               13

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)

                                                                       December 31,   June 30,
                                                                           1997         1997*
                                                                       ------------   --------
                                                                       (Unaudited)
               ASSETS
Current assets:
     Cash                                                                $     4      $    10
     Accounts receivable, net                                              5,270        4,009
     Accounts receivable - officers and employees                             42           47
     Driver advances                                                          18           16
     Prepaid expenses                                                         53           49
                                                                         -------      -------
               Total current assets                                        5,387        4,131

Property and equipment, net                                                  120          110

Other assets:
     Deposits                                                                  8            8
     Excess of purchase price over fair value of net
          assets acquired, net                                             2,578        2,638
                                                                         -------      -------

               Total assets                                              $ 8,093      $ 6,887
                                                                         -------      -------
                                                                         -------      -------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current portion of long-term debt                 $    13      $   160
     Accounts payable and accrued liabilities                              4,533        4,612
     Liabilities in excess of assets of discontinued subsidiary              348          404
     Liabilities in excess of assets of discontinued operations               88          123
                                                                         -------      -------
               Total current liabilities                                   4,982        5,299

Long-term debt, less current portion                                       2,858        1,748
                                                                         -------      -------
               Total liabilities                                           7,840        7,047
                                                                         -------      -------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
          issuable in series, none issued                                     --           --
     Common stock, $.10 par value, 30,000,000 and 10,000,000 shares authorized, 4,248,000 shares issued and outstanding
          at December 31 and June 30, 1997                                   425          425
     Additional paid-in capital                                            8,110        8,110
     Retained earnings (deficit)                                          (8,282)      (8,695)
                                                                         -------      -------
               Total stockholders' equity (deficit)                          253         (160)
                                                                         -------      -------

               Total liabilities and stockholders' equity                $ 8,093      $ 6,887
                                                                         -------      -------
                                                                         -------      -------

*  Condensed from audited financial statements.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                        (In Thousands, except Per Share Data)


                                                Three Months Ended       Six Months Ended
                                                   December 31,            December 31,
                                                ------------------      -------------------
                                                 1997       1996          1997       1996
                                                -------   --------      --------   --------
Transportation revenue                          $ 8,656   $ 10,039      $ 17,153   $ 20,586
                                                -------   --------      --------   --------

Operating costs and expenses:
     Purchased transportation                     7,572      7,426        15,066     14,693
     Salaries and related expenses                  455      1,381           901      2,738
     Operating expenses                              45      1,530            89      2,374
     Revenue equipment rentals                       --        456            --        827
     General supplies and expenses                  236        536           451        921
     Depreciation and amortization                   41      2,291            82      2,550
                                                -------   --------      --------   --------
       Total operating costs and expenses         8,349     13,620        16,589     24,103
                                                -------   --------      --------   --------

Operating income / (loss)                           307     (3,581)          564     (3,517)

Other income (expense):
     Interest expense                               (57)      (176)         (101)      (351)
     Interest income                                 --         --            --         --
     Gain on disposition of assets                   --       (429)           --       (406)
                                                -------   --------      --------   --------

Income (loss) before provision for
income taxes                                        250     (4,186)         463      (4,274)

Provision for income tax                             38         13            58         21
                                                -------   --------      --------   --------

Net income (loss)                               $   212   $ (4,199)     $    405   $ (4,295)
                                                -------   --------      --------   --------
                                                -------   --------      --------   --------

Basic earnings (loss) per common share:
     Continuing operations                      $  0.05   $  (4.37)     $   0.10   $  (4.47)
                                                -------   --------      --------   --------
Net Income (loss) per common share              $  0.05   $  (4.37)     $   0.10   $  (4.47)
                                                -------   --------      --------   --------
                                                -------   --------      --------   --------

Diluted earnings (loss) per common share:
     Continuing operations                      $  0.04   $  (4.37)     $   0.08   $  (4.47)
                                                -------   --------      --------   --------
Net Income (loss) per common share              $  0.04   $  (4.37)     $   0.08   $  (4.47)
                                                -------   --------      --------   --------
                                                -------   --------      --------   --------

Weighted average number of common shares      4,248,100*   960,000*    4,248,100*   960,000*
                                              ---------    -------     ---------    -------
                                              ---------    -------     ---------    -------


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

                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                        AND CONSOLIDATED SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (In Thousands)

                                                                           Six Months Ended
                                                                              December 31,
                                                                           ----------------
                                                                           1997        1996
                                                                        --------     --------
Cash flows from operating activities:
     Net income (loss) from continuing operations                       $    405     $ (4,295)
     Adjustments to reconcile net (loss) to net cash
          provided by (used in) operating activities:
               Depreciation and amortization                                  82        2,550
               (Gain) Loss on disposition of assets                           --          406
               Provision for uncollectible accounts receivable                --            3
     (Increase) decrease in
          Accounts receivable                                             (1,261)         404
          Accounts receivable - miscellaneous                                  5          (61)
          Driver advance                                                      (2)         189
          Inventories                                                         --            7
          Prepaid expenses                                                    (4)         323
          Deposits                                                            --          (56)
     Increase (decrease) in:
          Notes payable - current portion                                     13           --
          Accounts payable and accrued liabilities                          (239)       1,386
          Liabilities in excess of discontinued subsidiary                   (56)          --
          Liabilities in excess of discontinued operations                   (35)         (83)
                                                                        --------     --------
               Net cash provided by (used in) operating
               activities                                                 (1,092)         773
                                                                        --------     --------

     Cash flows from investing activities:
          Collections on notes receivable                                     --            1
          Additions to property and equipment                                (24)        (113)
          Proceeds from disposal of property and equipment                    --           93
                                                                        --------     --------
               Net cash used in investing activities                         (24)         (19)
                                                                        --------     --------

Cash flows from financing activities:
     Principal payments on borrowings                                   $(15,975)    $(22,307)
     Borrowings from line of credit                                       17,085       21,521
                                                                        --------     --------
               Net cash provided by (used in) financing activities         1,110         (786)
                                                                        --------     --------

Decrease in cash                                                              (6)         (32)
Cash, beginning of period                                                     10           37
                                                                        --------     --------
Cash, end of period                                                     $      4     $      5
                                                                        --------     --------
                                                                        --------     --------

Supplemental disclosure of cash flow information:
     Cash paid for:
          Interest                                                      $    101     $    352
                                                                        --------     --------
                                                                        --------     --------
          Income Taxes                                                  $     58     $     16
                                                                        --------     --------
                                                                        --------     --------
Net assets sold for assumption of debt and reduction of receivable      $     --     $  2,944
                                                                        --------     --------
                                                                        --------     --------

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


2.   STATEMENT OF INFORMATION FURNISHED
     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1997, the results of operations for the three months and six months ended December 31, 1997 and 1996 and the cash flows for the six months ended December 31, 1997 and 1996. The results of operations for the three month and six month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited consolidated financial statement for the year ended June 30, 1997

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.


     EARNINGS PER COMMON SHARE
     In February 1997, the Financial Accounting Standards Board issued a new statement titled "EARNINGS PER SHARE"("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents as of December 31, 1996 were anti-dilutive and excluded in the earnings per share computation.

     IMPACT OF RECENTLY ISSUED STANDARDS
     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 130, "REPORTING COMPREHENSIVE INCOME" and Statement of Financial Accounting Standards 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays such information with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE." Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments to interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

3.   PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following (000 omitted):
                                       December 31,   June 30,     Estimated
                                          1997          1997      Useful Lives
                                       ------------   --------    ------------

     Furniture and office equipment       $ 166        $ 144      4 to 5 years
     Leasehold improvements                  82           72      life of lease
                                          -----        -----
                                            248          216
     Less accumulated depreciation
          and amortization                  128         (106)
                                          -----        -----
                                          $ 120        $ 110
                                          -----        -----
                                          -----        -----


4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                         December 31,     June 30,
                                             1997           1997
                                         ------------     --------

     Accounts payable                      $ 2,562        $ 2,331
     Accrued purchased transportation        1,954          1,448
     Other accrued expenses                     17            833
                                           -------        -------
                                           $ 4,533        $ 4,612
                                           -------        -------
                                           -------        -------

5.   EARNING PER SHARE (In Thousands, Except Per Share Data)

                                                          For the Three Months Ended       For the Six Months Ended
                                                                   December 31,                    December 31,
                                                          --------------------------       ------------------------
                                                                1997        1996                1997         1996
                                                                ----        ----                ----         ----
          Basic Earnings Per Share
Net income (loss)                                            $     212     $(4,199)          $     405     $(4,295)
Less - preferred stock dividends                                    --          --                  --          --
                                                             ---------     -------           ---------     -------

     Net income applicable to
      common shareholders                                    $     212     $(4,199)          $     405     $(4,295)
                                                             ---------     -------           ---------     -------
                                                             ---------     -------           ---------     -------

Weighted average number of common shares                     4,248,100     960,000           4,248,100     960,000
                                                             ---------     -------           ---------     -------
                                                             ---------     -------           ---------     -------


Basic Earnings per Share                                          0.05       (4.37)               0.10       (4.47)
                                                             ---------     -------           ---------     -------
                                                             ---------     -------           ---------     -------

               Diluted Earnings per Share

Net income from primary income per
     common share                                                  212      (4,199)                405      (4,295)
Add:
     preferred stock dividend                                       --          --                  --          --
                                                             ---------     -------           ---------     -------

     Net income for diluted earnings per share                     212      (4,199)                405      (4,295)
                                                             ---------     -------           ---------     -------
                                                             ---------     -------           ---------     -------

Weighted average number of shares used in
     calculating basic earnings per common share             4,248,100     960,000           4,248,100     960,000

Add -  common equivalent shares (determined
     using the "treasury stock" method) representing
     shares issuable upon exercise of options                  735,073          --             735,073          --
                                                             ---------     -------           ---------     -------

     Weighted average number of shares used in
               calculation of diluted earnings per share     4,983,173     960,000           4,983,173     960,000
                                                             ---------     -------           ---------     -------
                                                             ---------     -------           ---------     -------

Diluted Earnings per Share                                   $    0.04     $ (4.37)          $    0.08     $ (4.47)
                                                             ---------     -------           ---------     -------
                                                             ---------     -------           ---------     -------


6.   DISCONTINUED SUBSIDIARY
     Having experienced significant losses in the long-haul trucking operation, Country Wide Truck Service, Inc. discontinued it's operation. On December 31, 1996, CW Truck made a General Assignment of all its assets for the pro rata benefit of all its creditors. In conjunction with the General Assignment, CW Truck sold all of its rolling stock assets for the outstanding debt on the equipment. Revenues applicable to the discontinued subsidiary were approximately $7,600,000, $22,700,000 and $29,100,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Revenue applicable to the discontinued subsidiary for the three months ended December 31, 1996, was $3,294,038, and for the six months ended December 31, 1996 was $7,587,771.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income from continuing operations for the three months and six months ended December 31, 1997 amounted to $212,148 and $404,779 respectively compared to a net loss of $(4,199,000) and $(4,295,000) for the prior year periods. The improved results were due to the liquidation of a trucking subsidiary effective December 31, 1996, and improved results from the Company's logistics subsidiary, Vertex Transportation, Inc.

Transportation revenue for the three month period ended December 31, 1997 decreased 13.8% to $8,655,770 from $10,038,327 for the same three month period of fiscal year 1996, while six month transportation revenue decreased 16.7% to $17,152,517 from $20,585,451 for the six month period of fiscal year 1996. The reduction in revenue for the three and six month period ended December 31, 1997 was a result of the liquidation of the trucking subsidiary effective December 31, 1996 which had revenue in the three month period and six month period ended December 31, 1996 of $3,294,038 and $7,587,771 respectively. Transportation revenue for the Company's Vertex Transportation, Inc. subsidiary increased 14.1% to $8,655,770 for the three month period ended December 31, 1997, from $7,589,359 for the prior year period. For the six month period ended December 31,1997 the Vertex Transportation revenue increased 15% to $17,152,517 from $14,917,299 for the prior year period.

Operating costs for the three month period and six month period ended December 31, 1997 decreased by $5,271,000 and $7,514,000 from the respective prior year period. As a percentage of sales, operating costs for the three month period and six month period ended December 31, 1997, decreased 39.2% and 20.4% respectively from the prior year period. This change is primarily attributable to the discontinuance of the trucking subsidiary partially offset by increased purchase transportation cost inherent in the logistics business.

Depreciation and amortization expense for the three month period and six month period ended December 31, 1997 was $41,000 and $82,000 respectively as compared with $2,291,000 and $2,550,000 for the prior year periods. Interest expense was reduced to $57,000 for the three month period and $101,000 for the six month period ending December 31, 1997 as compared to $176,000 and $351,000 for the prior year periods. The decrease in depreciation and amortization expense is due to the liquidation of the trucking subsidiary and sale of the rolling stock. The decrease in interest is due to reduced borrowings and an improved lending rate.

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

The increase in sales for the Company's Vertex Transportation, Inc. subsidiary for the three month period ended December 31, 1997 of $8,665,770 from $7,589,359 in the prior year period resulted in an increase in that subsidiary's net income of 165.3% to $344,637 from $129,890. For the six month period ending December 31, 1997 sales increased to $17,152,517 from $14,917,299 in the prior year period resulting in an increase in that subsidiary's net income of 76% to $648,785 from $368,577 for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

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

Effective April 29, 1997 the Company's previous revolving credit line in the amount of $2,173,171 was paid. As of December 31, 1997 the Company had borrowings of $2,857,904 and unused borrowing capacity of $995,101 under the new credit facility.

At December 31, 1997, the Company's ratio of current assets to current liabilities and its debt to equity were 1.1:1 and 31:1, respectively, as compared to 0.8:1 and (44):1, respectively at June 30, 1997.

The Company ended the December 31, 1997 period with $4,000 of cash and working capital of $405,000. Based upon the Company's expected cash flow from operations and funds available as of April 29, 1997, from its new credit facility, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs.

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

Effective December 16, 1997, the Securities and Exchange Commission declared effective an S-2 Registration Statement which was filed on behalf of certain selling shareholders as outlined in the S-2 Registration Statement. This statement effectively registered 3,288,000 of the Company's common stock. After this offering, the Company has outstanding 4,248,117 shares.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    (A)  Reports on Form 8-K:

                         1.  None

                    (B)  Exhibits

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

                                        COUNTRY WIDE TRANSPORT SERVICES, INC.
                                        -------------------------------------
                                        Registrant



DATED:  February 10, 1998               /s/ Timothy Lepper
                                        -------------------------------------
                                        Timothy Lepper, President
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        and Principal Accounting Officer