Form 10-Q
period 1998-03-31
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1998-05-13
CIK 810950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                    Quarter Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1998                  Commission File Number 0-23360

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
               (Exact name of registrant as specified in charter)

                  DELAWARE                                    95-4105996
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

          119 Despatch Drive, East Rochester, NY             14445
         (Address of principal executive offices)            (Zip Code)

                                 (716) 381-5470
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The number of shares of common stock outstanding as of April 30, 1998 was 4,248,100

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies


                                      INDEX





Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets--March 31, 1998
                  and June 30, 1997                                            3

              Condensed Consolidated Statements of Operations--
                  Three Months Ended March 31, 1998 and 1997, and
                  Nine Months Ended March 31, 1998 and 1997                    4

              Condensed Consolidated Statements of Cash Flows--Nine
                  Months Ended March 31, 1998 and 1997                         5

              Notes to Condensed Consolidated Financial Statements             6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

Part II - Other Information
---------------------------

Item 5.       Other Information                                               10

Item 6.       Exhibits and reports on form 8K                                 10

Signatures                                                                    11

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies

                      Condensed Consolidated Balance Sheets

                                 (In Thousands)

                                                                                  March 31,   June 30,
                                                                                    1998       1997*
                                                                                   -------    -------
                           ASSETS                                                (Unaudited)

Current assets:
    Cash                                                                           $     8    $    10
    Accounts receivable, net                                                         4,481      4,009
    Accounts receivable, miscellaneous                                                  48         47
    Driver advances                                                                     26         16
    Prepaid expenses                                                                    69         49
                                                                                   -------    -------
          Total current assets                                                       4,632      4,131

Property and equipment, net                                                            177        110

Other assets:
    Deposits                                                                            17          8
    Excess of purchase price over fair market value of net assets acquired, net      2,549      2,638
                                                                                   -------    -------

          Total Assets                                                             $ 7,375    $ 6,887
                                                                                   =======    =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt                            $    --    $   160
    Accounts payable and accrued liabilities                                         4,561      4,612
    Liabilities in excess of assets of discontinued subsidiary                         326        404
    Liabilities in excess of assets of discontinued operations                          42        123
                                                                                   -------    -------
          Total current liabilities                                                  4,929      5,299

Long-term debt, less current portion                                                 1,970      1,748

          Total liabilities                                                          6,899      7,047
                                                                                   -------    -------

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
       issuable in series, none issued                                                  --         --
    Common stock, $.10 par value,  6,000,000 shares authorized, 4,248,000 shares
       issued and outstanding at March 31, 1998 and June 30, 1997, respectively        425        425
    Additional paid-in capital                                                       8,110      8,110
    Retained earnings                                                               (8,059)    (8,695)
                                                                                   -------    -------
          Total stockholders' equity (deficit)                                         476       (160)
                                                                                   -------    -------

          Total liabilities and stockholders' equity (deficit)                     $ 7,375    $ 6,887
                                                                                   =======    =======

*  Condensed from audited financial statements.



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                      (In Thousands, except Per Share Data)

                                                       Three Months Ended              Nine Months Ended
                                                           March 31,                       March 31,
                                                  ---------------------------     ---------------------------
                                                    1998             1997            1998            1997
                                                  -----------     -----------     -----------     -----------
Transportation revenue                            $     8,291     $     6,149     $    25,444     $    26,737
                                                  -----------     -----------     -----------     -----------

Operating costs and expenses:
    Purchased transportation                            7,280           5,277          22,346          19,970
    Salaries and related expenses                         515             423           1,416           3,161
    Operating expenses                                     46              33             135           1,131
    Revenue equipment rentals                              --              --              --             827
    General supplies and expenses                         195             182             645           2,379
    Depreciation and amortization                          42              41             125           2,592
                                                  -----------     -----------     -----------     -----------
       Total operating costs and expenses               8,078           5,956          24,667          30,060
                                                  -----------     -----------     -----------     -----------

Operating income (loss)                                   213             193             777          (3,323)

Other income (expense):
    Interest expense                                      (48)            (24)           (149)           (375)
    Other, net                                             74              --              73
    Gain (loss) on disposition of assets                   --              --              --            (406)
                                                  -----------     -----------     -----------     -----------

Income (loss) before provision for income taxes           239             169             701          (4,104)

Income tax expense                                         15              13              73              34
                                                  -----------     -----------     -----------     -----------

Net income (loss)                                 $       224     $       156     $       628     $    (4,138)
                                                  ===========     ===========     ===========     ===========

Earnings (loss) per common share:
    Basic                                         $      0.05     $      0.16     $      0.15     $     (4.31)
                                                  ===========     ===========     ===========     ===========
    Diluted                                       $      0.04     $      0.16     $      0.13     $     (4.31)
                                                  ===========     ===========     ===========     ===========

Weighted average number of common shares            4,248,100*        960,097*      4,248,100*        960,097*
                                                  ===========     ===========     ===========     ===========

*    Reflects May 15, 1997 one for five reverse split


The accompanying notes are an integral part of these condensed financial statements.

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                        Nine Months Ended
                                                                            March 31,
                                                                      --------------------
                                                                        1998        1997
                                                                      --------    --------
Cash flows from operating activities:
    Net income (loss)                                                 $    628    $ (4,138)
    Adjustments to reconcile net income  (loss)  to net cash
       provided by operating activities:
          Depreciation and amortization                                    125       2,592
          (Gain) Loss on disposal of assets                                 --         406
          Provision for uncollectible accounts receivable                   --         (78)
    (Increase) decrease in:
       Accounts receivable                                                (473)      1,821
       Accounts receivable, miscellaneous                                   (1)         37
       Drivers advances                                                    (10)        192
       Inventories                                                          --          29
       Prepaid expenses                                                    (20)        317
       Deposits                                                                        270
       Other assets                                                         --          --
    Increase (decrease) in:
       Notes Payable and Current Portion of Long Term Debt                (160)         --
       Accounts payable and accrued liabilities                            (52)        (14)
       Liabilities in excess of assets of discontinued subsidiaries        (78)      1,022
       Liabilities in excess of assets of discontinued operations          (81)       (125)
                                                                      --------    --------
          Net cash provided by operating activities                       (122)      2,331
                                                                      --------    --------

Cash flows from investing activities:
    Collections on notes receivable                                         --           1
    Additions to property and equipment                                   (102)        (90)
    Proceeds from disposal of property and equipment                        --          93
                                                                      --------    --------
          Net cash provided by (used in) investing activities             (102)          4
                                                                      --------    --------

Cash flows from financing activities:
    Principal payments on borrowings                                  $(25,102)   $(29,925)
    Proceeds from borrowings                                            25,324      27,558
                                                                      --------    --------
          Net cash (used in) financing activities                          222      (2,367)
                                                                      --------    --------

(Decrease) in cash                                                          (2)        (32)
Cash, beginning of period                                                   10          37
                                                                      --------    --------
Cash, end of period                                                   $      8    $      5
                                                                      ========    ========

Supplemental disclosure of cash flow information:

    Cash paid for:
       Interest                                                       $    123    $    375
                                                                      ========    ========
       Income taxes                                                   $     73    $     34
                                                                      ========    ========



The accompanying notes are an integral part of these condensed financial statements.

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1.   Summary of Significant Accounting Policies

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the year ended June 30, 1997

2.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months and nine months ended March 31, 1998 and 1997 and the cash flows for the nine months ended March 31, 1998 and 1997. The results of operations for the three and nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3.   Property and Equipment

     Property and equipment consisted of the following (000 omitted):

                                            March 31,        June 30            Estimated
                                              1998             1997            Useful Lives
                                            --------         --------         ---------------
     Furniture and office equipment         $    224         $    144         4 to 5 years
     Leasehold improvements                       94               72         life of lease
                                            --------         --------
                                                 318              216

     Less accumulated depreciation
        and amortization                        (141)            (106)
                                            ---------        ---------
                                            $    177         $    110
                                            ========         ========



4.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                                       March 31     June 30
                                                         1998         1997
                                                        ------       ------
     Accounts payable                                   $2,267       $2,331
     Accrued purchased transportation                    1,821        1,448
     Other accrued expenses                                473          833
                                                        ------       ------
                                                        $4,561       $4,612
                                                        ======       ======

5.  Earnings Per Share (In Thousands, Except Per Share Data)

                                                           For the Three               For the Nine
                                                            Months Ended               Months Ended
                                                              March 31,                  March 31,
                                                       -----------------------   -----------------------
                                                          1998         1997         1998         1997
                                                       ----------   ----------   ----------   ----------
                  Basic Earnings Per Share
Net income (loss)                                      $      224   $      156   $      628   $   (4,138)
Less - preferred stock dividends                               --           --           --           --
                                                       ----------   ----------   ----------   ----------

     Net income applicable to
      common shareholders                              $      224   $      156   $      628   $   (4,138)
                                                       ==========   ==========   ==========   ==========

Weighted average number of common shares                4,248,100      960,000    4,248,100      960,000
                                                       ==========   ==========   ==========   ==========


Basic Earnings per Share                                     0.05         0.16         0.15        (4.31)
                                                       ==========   ==========   ==========   ==========



                  Diluted Earnings per Share


Net income from basic income per
     common share                                             224          156          628       (4,138)
Add:
     preferred stock dividend                                  --           --           --           --
                                                       ----------   ----------   ----------   ----------

        Net income for diluted earnings per share             224          156          628       (4,138)
                                                       ==========   ==========   ==========   ==========

Weighted average number of shares used in
     calculating basic earnings per common share        4,248,100      960,000    4,248,100      960,000

Add -  common equivalent shares (determined
     using the "treasury stock" method) representing
     shares issuable upon exercise of options             755,007           --      736,059           --
                                                       ----------   ----------   ----------   ----------

     Weighted average number of shares used in
        calculation of diluted earnings per share       5,003,107      960,000    4,984,159      960,000
                                                       ==========   ==========   ==========   ==========

Diluted Earnings per Share                             $     0.04   $     0.16   $     0.13   $    (4.31)
                                                       ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 1998, increased 43.4% to $223,229 from $155,622 for the prior year period. For the nine month period ended March 31, 1998, net income improved to $628,008 from a loss of $(4,138,193) for the prior year period. These results were due to the liquidation of a trucking subsidiary effective December 31, 1996 and improved results from the Company's logistics subsidiary, Vertex Transportation, Inc.

Transportation revenue for the three month period ended March 31, 1998, increased 34.9% to $8,291,391 from $6,148,516 for the same three month period of fiscal year 1997, while transportation revenue decreased 4.8% to $25,443,909 from $26,736,558 for the nine months ended March 31, 1998. The reduction of revenue for the nine month period ended March 31, 1998, as compared to the previous period, was a result of the liquidation of the trucking subsidiary effective December 31, 1996, which had revenue during this nine month period of $7,587,771.

Operating costs for the three month period ended March 31, 1998, increased 35.6% to $8,078,019 from $5,955,833 for the prior year period. This increase was due to the increase in business levels. For the nine month period ended March 31, 1998, operating costs decreased 17.9% to $24,666,500 from $30,060,000 for the prior year period. This decrease was due to the liquidation of the trucking subsidiary during the prior year period. As a percentage of sales, operating costs for the three month period ended March 31, 1998, increased 5.4% from the prior year period and for the nine month period ended March 31, 1998, decreased 15.1% for the comparable year period. This change is primarily attributable to the discontinuance of the trucking subsidiary partially offset by increased purchase transportation costs inherit in the logistics business.

Depreciation and amortization expense for the three month period and nine month period ended March 1998, was $42,338 and $124,615 as compared with $41,138 and $2,591,277 for the respective prior year periods. Interest expense for the three month period ended March 31, 1998, increased to $48,108 from $24,048 for the prior year period and decreased to $149,388 from $374,933 for the respective nine month period. The decrease in depreciation and amortization expense in the nine month period is due to the liquidation of the trucking subsidiary on December 31, 1996, and the sale of the revenue equipment. The increase in interest expense during the three month period was due to the increase in business and acceleration of purchase transportation while the decrease during the nine month period is directly related to the aforementioned liquidation of the trucking subsidiary.

Having experienced significant losses in its trucking operation, Country Wide Truck Service, Inc., a Company subsidiary, discontinued its operation on December 31, 1996, and began an orderly liquidation process. On December 31, 1996, a General Assignment of all assets of CW truck was made for the pro rata benefit of all creditors. In conjunction with the General Assignment, on December 31, 1996, all of the rolling stock assets were sold for the outstanding debt on the equipment. The company maintains a continuing corporate guarantee on the debt secured by the rolling stock. Revenues applicable to the liquidated subsidiary for the nine month period ended March 31, 1997, were $7,587,000. During the nine month period ended March 31, 1997 CW Truck generated a loss of $(4,442,000). Results of operation for CW Truck have been classified as continuing operations in the Company's financial statement for all periods presented.

The increase in sales for the Company's Vertex Transportation, Inc. subsidiary for the three month period ended March 31, 1998, to $8,291,391 from $6,149,000 in the prior year period resulted in an increase in that subsidiary's net income of 90% to $281,152 from $148,014. The nine month period ended March 31, 1998, sales increased 21.3% to $25,443,909 from $20,980,772 in the prior year period resulting in an increase in that subsidiary's net income of 80% to $929,937 from $516,591 for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

On April 29, 1997, the Company, through its Vertex Transportation, Inc. subsidiary, secured new financing with a commercial bank. The new facility is a three year contract which allows for borrowing of up to $4,000,000 which are limited to 80% of eligible accounts receivable. The agreement bears an interest rate of the bank's prime rate plus 2 1/2%. At March 31, 1998 the Company had borrowings of $1,969,869 and unused borrowing capacity of $1,300,003.

At March 31, 1998, the Company's ratio of current assets to current liabilities and its debt to equity were 0.9:1 and 4.1:1 respectively, as compared to 0.8:1 and (44):1 respectively at June 30, 1997.

The Company ended the March 31, 1998 period with $8,000 of cash and negative working capital of $297,000. Based upon the Company's expected cash flow from operations and funds available as of April 29, 1997, from it's new credit facility, management believes that the Company's capital resources are sufficient to meet its present and anticipated operating needs.


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

                      1.  None.

              (B) Exhibits:

                      1.  None

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


                                       COUNTRY WIDE TRANSPORT SERVICES, INC.
                                       Registrant





DATED:  May 8, 1998                    S/Timothy Lepper
                                       -----------------------------
                                       Timothy Lepper, President
                                       Chief Executive Officer
                                       Chief Financial Officer
                                       and Principal Accounting Officer