Form 10-K
period 1998-06-30
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1998-09-28
CIK 810950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20540
                                    FORM 10-K

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

                     For the fiscal year ended June 30, 1998

                           Commission File No. 0-23360

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                (Name of Registrant as specified in its charter)

Delaware                                                         95-4105996
(State or Other Jurisdiction                               (I.R.S. Employer
of Organization)                                           identification No.)

119 Despatch Drive, East Rochester, N.Y.                                  14445
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:               (716) 381-5470

Securities registered pursuant to Section 12(b) of the Exchange Act:

     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                                           Name of Each Exchange
      Title of Each Class                                  on Which Registered
      -------------------                                  -------------------

      Common Stock, $.10                                   OTC Bulletin Board

     Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ]

     As of September 23, 1998 there were 4,248,100 shares of the Company's Common Stock, $.10 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on September 23, 1998 was $1,170,225.

Documents incorporated by reference:

     None.

                                     PART I

ITEM 1. BUSINESS

Introduction

     Country Wide Transport Services, Inc. (the "Company") is a non-asset based, full service domestic freight forwarder. Operating entirely through its wholly-owned subsidiary, Vertex Transportation, Inc. ("Vertex"), the Company provides customers with a complete range of transportation services, including truckload, less-than-truckload (LTL), consolidation and distribution, logistics management, intermodal, and international.

Forward Looking Information

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and within the meaning of Section 21E of the Securities Exchange Act of 1934, as
amended (the "Exchange Act"), which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described under the "Risk Factors" section below in this Item 1 and elsewhere in this Annual Report on Form 10-K and the documents incorporated herein by reference.

Business History, and Development

     In 1962, Country Wide Truck Service, Inc. ("CW Truck") was incorporated in the State of Delaware, and thereafter it conducted a trucking business with owned and leased trucks. The Company (Country Wide Transport Service, Inc.) was incorporated in the State of Delaware in February 1987 and then exchanged some of its shares of common stock for all the outstanding shares of CW Truck. In April 1987 the Company sold 150,000 shares of common stock in a public offering. In 1992 the Company acquired all the outstanding stock of Nationwide Produce Co. ("Nationwide"). In July 1994 CW Truck acquired all the outstanding stock of Vertex, which had been incorporated in New York in 1978, operated as an agent for CW Truck, and by 1994 was providing transportation brokerage and third party transportation services and logistics management to several large corporations. Shortly thereafter, Vertex was merged into CW Truck, but was operated as a separate division.

     The Nationwide subsidiary experienced ongoing losses. In September 1995 a general assignment of its assets was made for the benefit of its creditors and it was liquidated. Similarly, CW Truck experienced considerable losses, and in June 1996 the Vertex business operation and considerable liabilities were separated from CW Truck and put into a separate corporation incorporated under the laws of New York (this corporation now being the Vertex subsidiary). In December 1996 CW Truck made a general assignment of its assets for the benefit of its creditors and it was liquidated. For further details see "Discontinued Operations" below and Notes 7 and 8 of the audited financial statements.

     As a result of the foregoing, Vertex is the only remaining operating subsidiary of the Company and all business operations of the Company are conducted by that subsidiary. During each of the years it has operated, whether as a separate corporation or as a division of CW Truck, Vertex has been profitable. The two founders and principal officers of Vertex (Timothy Lepper and Wayne N. Parry) became two of the then eight members of the Company's board of directors in 1994 when Vertex was acquired. In 1995 Mr. Lepper became the Company's Chief Executive Officer and Mr. Parry became the President of Vertex. During 1995 four of the eight directors resigned, leaving Messrs. Lepper and Parry, Mark T. Boyer, and John Russell as the four remaining members of the Company's board of directors. Mr. Russell subsequently resigned in 1997. Prior to Mr. Lepper's election as the Company's CEO, other persons controlled the Company. For information concerning certain legal proceedings involving former officers and directors of the Company, see Item 3. Legal Proceedings in this Annual Report on Form 10-K.

     In  1996,  the  Company's   principal   offices  were  moved  from  Corona,
California, to the Vertex offices in East Rochester, New York.

     For further details,  see  "Discontinued  Operations" below in this Item 1,
Item 3. Legal Proceedings, and Notes 7, 8, and 9 to the Company's financial statements for the fiscal year ended June 30, 1998, included pursuant to Item 14 of this Annual Report on Form 10-K.

Transportation Operations

     Vertex was founded in 1978 by Timothy Lepper (now President & Chief Executive Officer of the Company) and Wayne N. Parry (now President of Vertex). It is a non-asset based full service domestic freight forwarder providing its customers a complete range of transportation services including truckload, less-than-truckload (LTL), consolidation and distribution, logistics management, intermodal, and international. Vertex maintains a fully staffed sales and operating terminal in East Rochester, New York, with an additional sales office in Buffalo, New York.

     From its primary location the Company conducts business nationwide, using a computerized system for managing operational requirements of each shipment and for completing all necessary accounting, administration, and information for customer use. That computer system allows the Company's customer service and logistics personnel to conduct business nationwide and provides customers with updates on the location and status of each shipment, prompt responses to inquiries, and reliable delivery information on time-sensitive loads. The Company is constantly seeking to improve its computer system and to train its personnel, but it does not conduct or sponsor any other research or development activities. As part of providing responsive service, the Company rarely has any significant backlog of customer orders.

     The Vertex computer maintains files on over 2,000 transportation providers. The Company's customer service representatives maintain close communication with those providers, first in order to seek among them the best price, delivery, and other terms for each customer and then in order to keep track of the customer's shipment. The transportation providers are critical to the success of any third party logistics operation. Vertex provides several benefits to these carriers through the provision of steady freight, which reduces the need for large marketing departments and can be particularly beneficial for smaller carriers. In addition, Vertex provides access to additional customers and back-haul opportunities, thereby improving the carrier's efficiency.

     During the fiscal year ended June 30, 1998, the Company transported a wide variety of commodities including retail goods, auto parts, photographic material, pharmaceuticals and printed material. During that year the Company's 25, 10, and 5 largest customers accounted for approximately 73%, 67%, and 56% of the Company's logistics operations revenue. The Company's two largest customers, Eastman Kodak and Echlin Corporation accounted for 31% and 11% respectively of the Company's total revenue. The loss of either of these customers could have a material adverse effect on the Company. No other customer accounted for more than five percent (5%) of Company revenues during the fiscal year ended June 30, 1998.

     In the transportation industry, generally shipping activity increases in the late summer and fall seasons preceding the holiday period and decreases during the winter season. The Company historically has lower margins in the fall, as competition for the transportation providers' equipment increases.

     At September 25, 1998, the Company employed 47 persons. Additionally, the Company currently has two agreements with independent sales representatives. Employees are not represented by any union and the Company believes that its employee relations are very good.

     The Company generally does not encounter costs for compliance with environmental protection requirements and does not expect to incur any material capital costs for such compliance.

Competition

     As a third party logistics provider, the Company competes with other similar providers, intermodal marketing companies, freight brokers, and trucking companies (some of which are much larger and have substantial capital, but none of which, and no small group of which, is dominant in the industry). This extensive competition maintains constant pressure on freight rates, thus resulting in thin margins. Thus, the transportation services business is highly competitive, with a great many alternatives available to the shipping public.

     The majority of the shippers are business organizations. Those organizations have three alternatives for transportation services. They can have their own vehicles or other shipping equipment and handle their needs in-house. Alternatively, companies choosing to outsource their shipping functions have two basic alternatives: use a carrier (which is asset-based, namely owning or leasing the necessary vehicles or other equipment) or use a non-asset based freight forwarder or broker (which will find and negotiate with one or more carriers in order to procure the needed transportation). A freight forwarder procures shipments from customers, makes arrangements for transportation of the cargo with a third-party carrier, and arranges both for pick-up from the shipper to the carrier and for delivery of the shipment from the carrier to the recipient.

     The Company believes that the proportion of business organizations handling their transportation needs in-house is decreasing, as part of the trend to focus on their core businesses, and therefore that the amount of outsourcing of transportation services is increasing.

     Carriers have the strengths and weaknesses of owning and/or leasing their own vehicles or other equipment. They need to cover their high fixed costs, and often do that by having regular delivery schedules and defined shipment weights, sizes, and types. Customers that can work with such limitations often can do well by working directly with a carrier, especially if the carrier can itself provide a total transportation solution, including by providing pick-up and delivery service, such as with the carrier's own trucks.

     Freight forwarders are non-asset based and generally provide a service when there is no obvious carrier that can take care of the customer's needs. Freight forwarders generally compete against carriers by offering greater flexibility, and sometimes at a lower cost than would be available from a single carrier. They generally make arrangements for shipments of any size and can offer customized shipping options. Freight forwarders often tailor the routing of each shipment to meet the price and service requirements of the customer by selecting from various transportation options and from different carriers in routing customer shipment needs. When serving a customer, of course, a freight forwarder is negotiating shipping arrangements with the very carriers that compete generally for the shipping business that the forwarder is handling, but the forwarder provides benefits to the carriers, as noted above.

     The Company believes it attracts and maintains customers through service and the experience gained from twenty years in the business, as well as through superior information technology provided by its computer system. Additionally, the wide range of services offered by the Company attracts and retains customers that have diverse and specialized needs. In marketing the Company's services, the sales force emphasizes the Company's commitment to customer service and its expertise in service oriented shipments, particularly time-sensitive deliveries as well as solutions to complicated requirements.

Regulation and Intangible Property Rights

     The Company maintains authority with the Federal Department of Transportation as a freight forwarder and as a broker of property. Recent deregulatory actions by Congress and the elimination of the Interstate Commerce Commission have resulted in a less regulated environment in transportation, with the primary concern of the Department of Transportation being safety related. Routing and rating restrictions have largely been eliminated.

     Except for the two types of authority secured from the Department of Transportation, there are no patents, trademarks, licenses, franchises, or concessions held by the Company.

Insurance

     The Company has the following types of insurance coverage limits: General Liability ($2,000,000), Personal Injury ($1,000,000), General Umbrella Policy ($2,000,000), and Cargo Policy ($500,000). The Company's management believes that the current insurance coverages are adequate in light of the scope and nature of the Company's operations.

Discontinued Operations

     Through its former subsidiary, Nationwide Produce Co. (Nationwide), the Company operated a full-service marketing firm in Los Angeles, California,
importing,   exporting,  and  distributing   conventional  and
organic produce nationwide and overseas. Having experienced significant losses in certain Nationwide divisions, and after a review, two of Nationwide's divisions (Salinas lettuce packing and the tomato repackaging divisions) were closed in May 1995. After continued losses in the remaining Nationwide sales groups through June 30, 1995, and with no prospects for improvement, it was determined to discontinue Nationwide's entire business, through an orderly liquidation process. On September 18, 1995, a general assignment of all assets of Nationwide was made for the pro rata benefit of all creditors of that subsidiary. A general assignment under California state law is an alternative to Chapter 7 bankruptcy liquidation.

     Following that general assignment, the Company was left with the CW Truck and Vertex divisions. The damage to the Company's balance sheet caused by the significant losses incurred by Nationwide, as well as the loss of produce customers who had tendered a large amount of transportation business to CW Truck, sent the Company into a downward business cycle which the Company was not able to counteract. A program of further downsizing and elimination of unprofitable divisions was begun in the early months of 1996. In June 1996 the Vertex division business and substantial Company debt were transferred to a new subsidiary corporation formed under New York law (which now is the Vertex subsidiary). Subsequent efforts to sell CW Truck were unsuccessful. Faced with significant equipment licensing costs at CW Truck in December of 1996 and in light of continued significant losses, on December 31, 1996 a general assignment was made for the benefit of creditors of CW Truck under California law.

     The assignees for the benefit of the creditors of Nationwide and of CW Truck started two legal proceedings against a former officer and director of the Company arising out of certain transactions he conducted in the name of the Company. See Item 3. Legal Proceedings below in this Annual Report on Form 10-K. No such legal proceedings have been brought against any of the Company's current directors and officers or against the Company or its subsidiary, Vertex.

     Simultaneously with the assignment of CW Truck's assets for the benefit of creditors, an asset sale of the rolling stock of CW Truck was made to Mid-Cal Express Inc., a California corporation and a wholly owned subsidiary of Prime Companies, Inc. Mid-Cal Express, Inc. assumed certain equipment leases and notes payable related to the rolling stock, but as part of that transaction the creditors required that the Company's guarantee of those leases and debts be continued. At June 30, 1998, the remaining balance on those obligations was about $4,398,000. Prime Companies, Inc. has had losses of $695,000 for the year ended December 31, 1997 and $843,000 for the six months ended June 30, 1998. While the Company's management believes that Mid-Cal Express will be able to meet its obligations on those notes and leases, there can be no assurance that it will be able to do so, nor can there be any assurance that the Company will not have to pay upon its guarantee. See Note 7 to the Company's audited financial statements.

     For further details,  see  "Discontinued  Operations" above in this Item 1,
Item 3. Legal Proceedings, and Notes 7, 8, and 9 to the Company's financial statements for the fiscal year ended June 30, 1998, included pursuant to Item 14 of this Annual Report on Form 10-K.

Risk Factors

     Outstanding Company Guarantee. In connection with the general assignment of the assets of CW Truck in December 1996, CW Truck sold its rolling stock to Mid-Cal Express, Inc., a wholly owned subsidiary of Prime Companies, Inc., which assumed certain equipment leases and notes payable related to the rolling stock assigned to it, but as part of that transaction the creditors required that the Company's guarantee of those leases and debts be continued. At June 30, 1998, the remaining balance on these obligations was about $4,398,000. Prime Companies, Inc. has had losses of $695,000 for the year ended December 31, 1997 and $843,000 for the six months ended June 30, 1998. While the Company's management believes that Mid-Cal Express will be able to meet its obligations on those notes and leases, there can be no assurance that it will be able to do so, nor can there be any assurance that the Company will not have to pay upon its guarantee. See Note 7 of the Company's audited financial statements.

     Substantial Losses. During the fiscal years ended June 30, 1995, 1996 and 1997, the Company sustained losses of $5,411,000, $1,470,000 and $3,698,000, respectively, and during the fiscal year ended June 30, 1998, the Company had net income of $940,000. While management believes the Company has made sufficient changes to allow it to continue its recent profitability, there can be no assurance that the Company will not incur losses in the future.

     Material Dispositions of Assets. From September 1995 through January 1997 all but one of the Company's subsidiaries made substantial dispositions of assets, and those subsidiaries were liquidated. While the remaining subsidiary, Vertex Transportation, Inc., has been profitable during the fiscal years ended 1995, 1996, 1997 and 1998, there can be no assurance that the remaining business of that subsidiary will continue to be profitable or that some unforeseen liability of the liquidated subsidiaries will not affect the Company's business, assets, or liabilities in the future.

     Motor Carrier Industry. The business of the Company's remaining subsidiary, Vertex Transportation, Inc., includes negotiation of motor carrier transportation services on a short-term basis and thus is substantially affected by the availability of such transportation services, as well as by the overall pricing and other competitive considerations of that industry as compared to those of alternative transportation industries.

     Government Regulation. Motor Carriers are subject to regulation by various federal and state governmental agencies, including the United States Department of Transportation. These regulatory agencies have broad powers, and the motor carrier industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in the operating practices or influencing the demand for, and the costs of providing, services to shippers.

     Effects of Fuel, Insurance and Interest Rates. Fuel prices and insurance premiums are expenses over which the Company has little or no control. If these costs are increased to the Company's transportation providers, the increases will be passed on to the Company by increased rates. These increased rates, if not offset, will reduce the Company's profitability.

     Absence of Dividends. The Company anticipates that all of its earnings in the foreseeable future, if any, will be retained for the development and expansion of its business, and accordingly, has no current plans to pay dividends. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition, and capital requirements. The Company's subsidiary, which now conducts substantially all the business operations of the Company, has line-of-credit agreements which contain provisions limiting the ability of the subsidiary to pay dividends.

     Liquidity and Market Price. The Company was de-listed from trading on The Nasdaq SmallCap Market on August 13, 1996 due to its failure to maintain the necessary equity and other criteria of The Nasdaq Stock Market. The OTC Bulletin Board on which the Company's shares are now quoted must be viewed as having very little liquidity, and any amount of purchasing or selling of Company shares on that market could cause significant and abrupt price changes in the reported market prices for the shares.

     Competitive Industry. The Company is participating in a highly competitive industry and rates demanded by competitors directly control the rates for which the Company can render its services. In the event competitors rates are reduced, any such reduction will have the effect of reducing the rates the Company can charge and thereby reducing the Company's opportunities to earn profits.

     Maintenance of Capital. In order for the Company to attract the necessary transportation providers, it is necessary for the Company to maintain sufficient capital to ensure timely and current payment of transportation fees to these providers. Any reduction of capital below that which is necessary to properly attract these transportation providers will have a substantial adverse effect on the profitability of the Company.

     General Economic Risk. The major risk encountered by a logistics services company is that it will not generate sufficient income to meet its operating expenses and debt service. Its net income is entirely dependent upon the continuation of the service to its customers as well as the existence of available transportation providers. The net income of the Company may be affected by many factors including: (a) bad debts, insolvency and bankruptcy of customers; (b) adverse changes in general economic conditions; (c) adverse changes in transportation laws; (d) unanticipated increases in operating costs;
(e) increases in transportation and other taxes; and (f) increases in interest rates on funds borrowed by the Company not offset by increased revenues.

     Dependence on Significant Customers. The success of the Company depends heavily on the business it conducts with a limited number of significant customers. For the Company's fiscal year ending June 30, 1998, approximately 31%, and 11% of its net sales were derived from sales to its two largest customers. The Company has had long-standing relationships with most of its significant customers; however, it generally does not have long-term contracts with them and they may unilaterally reduce or discontinue the purchase of the Company's services without penalty. The Company's loss of (or the failure to retain a significant amount of business with) any of its significant customers could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

     At June 30,1998, the Company owned no rolling stock, but owned office, computer and other equipment having a book value at approximately $263,000. The Company leases the following facilities for the operation of Vertex Transportation, Inc.

Locations                           Type                          Size                     Annual Rental
---------                           ----                          ----                     -------------
Victor, New York                    Warehouse                    13,000 Sq. Ft             $52,000

East Rochester                      Warehouse, Office            10,000 Sq. Ft             $90,000
New York
*(See item 13. Certain Relationships and Related Transactions)

Buffalo, New York                   Office                          400 Sq. Ft             $ 2,400


ITEM 3. LEGAL PROCEEDINGS

     With the closing of the trucking and transportation operations the amount of litigation in which the Company has been involved has been substantially reduced. The nature of the Company's business, however, results in litigation of a derivative nature due to property damage or loss. The Company believes that all pending litigation is adequately covered by insurance and any adverse results in one or more of these matters will not have a material adverse effect on its financial position or operations.

     Effective September 18, 1995, the Company's subsidiary, Nationwide Produce Co., which comprised the entire product sales segment of the Company, made a general assignment of all its assets to Credit Managers Association of California for the pro rata benefit of all its creditors. On December 13, 1995, in Los Angeles Superior Court, Credit Managers Association of California, on behalf of all creditors of Nationwide Produce Co. filed suit against a former director and officer of the Company to recover $497,000 of funds which Credit Managers Association of California believes was misappropriated by the former officer. During the year end June 30, 1997 Credit Managers Association secured a judgment in these proceedings against the former director and officer for the amount sought. The Company believes that any amount collected from that judgment will be used for the benefit of Nationwide's creditors and that the Company will not receive any amount as a result of the judgment.

     On February 27, 1996, Credit Managers Association of California, on behalf of all creditors of Nationwide Produce Co., filed suit to collect more than $600,000 arising from the sale of a business division of Nationwide in 1994. The debtor, Oertley/Oasis Mountain, cross complained against the Company, Vertex, and all of the officers and directors of the Company claiming that the directors and the Company were negligent in allowing the former CEO of the Company to enter into fraudulent and misleading arrangements with the customer. The Company has directors and officers insurance, insuring the officers of the Company against this claim for any sum in excess of $100,000 (which is the deductible under the policy and was paid by the Company during the fiscal year ended June 30, 1998). The obligation of the Company is likewise insured pursuant to that policy by virtue of the fact that it has agreed to indemnify the officers and directors of the Company. The total claim alleged by the customer is $2,400,000; but management believes that the Company's liability with respect to this claim is the $100,000 already paid for the deductible and the remainder, if any, will be paid by the insurance carrier pursuant to the insurance coverage. In addition, the Company believes that the claim against the Company, Vertex, and the officers and directors is without merit and will be unsuccessful.

     During the month of September, 1995, the Company's transportation subsidiary, CW Truck had a cargo loss that approximated $650,000 filed against it by one of its customers, Eastman Kodak Company. The insurance carrier, National Union Fire Insurance, citing certain exceptions in the cargo policy, declined to pay the claim and referred the issue of coverage to litigation on February 27, 1996, in New York State Supreme Court. The Company initiated legal action against the insurance carrier and its agent. The customer additionally filed a cross claim against the Company. Management believes that the Company's suit will be successful. To preserve the relationship between the Company and the customer, the Company has paid to the customer a sum of $509,000 as of June 30, 1997, and an additional $150,000 during the fiscal year ended June 30, 1998, thereby having paid the customer in full for its loss. Those payments were made out of the operating revenues of the Company. It is management's belief that the suit against the insurance carrier will be successful and will reimburse the Company for substantially all funds paid to the customer.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 11, 1998 the Company's annual meeting was held. At the meeting, Wayne N. Parry was elected to serve as a director for a three year term. The term of office as a director of Timothy Lepper continues until the 1999 annual meeting, and the term of Mark T. Boyer continues until the annual meeting to be held in 2000.

     Also at the May 11, 1998 annual meeting, the shareholders ratified the selection of Hein + Associates LLP as the independent accountants of the Company.

     A total of 3,556,375 shares of the Company's total 4,248,000 outstanding shares of Common Stock were present in person or by proxy at the annual meeting held on May 11, 1998. All of the shares present at the meeting were voted in favor of the nominee for director (Wayne N. Parry), except 6,408 which were withheld, and in favor of the ratification of the selection of Hein + Associates LLP, except 10 shares voted against.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                     MARKET

     The Company's common stock was traded on the NASDAQ Small Cap Market under the symbol CWTS until August 1996. Having failed to meet the listing requirements of the NASDAQ Small Cap, the Company's shares have been traded on the OTC Bulletin Board since August 1996. The following table presents high and low prices for the Company's common stock published by the National Quotation Service, Inc., as well as the range of closing high and low bid prices as so reported. The quotations represent prices in the over-the-counter-market between dealers in securities and do not include retail markup, markdown or commissions and do not necessarily represent actual transactions. As a result of the Company's one for five reverse split, the Company's stock symbol under which the Company's shares are traded is CWTV. This change was effective May 19, 1997. Quarterly market price information for the Company's shares of common stock is as follows:

Quarter Ending                 Bid Prices            Ask Prices

                                 High            Last Trade** Low
                                 ----            ----------------

September 30, 1996               .62                      .15

December 31, 1996                .50                      .15

March 31, 1997                   .28                      .12

June 30, 1997*                  1.47                      .12

                                 High        Low          High            Low
                                 ----        ---          ----            ---

September 30, 1997              1.125        .75          1.50           1.00

December 31, 1997               1.06         .53          1.375           .50

March 31 1998                   1.43         .90          1.56           1.125

June 30, 1998                   2.25        1.125         2.438          1.156



     *    Reverse split of stock one for five effective May 15 1997.

     ** With the Company's stock being traded on OTC Bulletin Board during quarter ended September 30, 1996, the information available through National Quotation, Inc. consisted of last trade information.

                                  Shareholders

     As of June 30, 1998, the number of shareholders of record of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 186.

                                 Dividend Policy

     The Company plans to retain future earnings, if any, for use in its business and, accordingly, the Company does not anticipate paying dividends in the foreseeable future. Any earnings are expected to be used for the operation and expansion of the Company's business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors upon the Company's earnings, financial condition and capital requirements. In addition, as a holding company, the Company's ability to pay dividends may be dependent upon distributions received from its operating subsidiaries. The Company's subsidiary has a line of credit agreement which limits the ability of the subsidiaries to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is selected historical financial data of the Company and should be read in conjunction with the respective consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                     Statement of Operations Data
                                                     ----------------------------
                                                (in thousands, except per share amount)
                                                           Year Ended June 30

                                          1998          1997         1996          1995          1994
                                          ----          ----         ----          ----          ----
Operating revenue:

Transportation revenue                   $34,283      $34,035       $47,356       $54,744       $34,210

Operating expenses                        33,277       38,134        48,940        54,421        32,499
                                          ------       ------        ------        ------        ------

Operating income (loss)                    1,006       (4,099)       (1,584)          323         1,711
                                          ------       ------        ------        ------        ------
Net income (loss) from
 continuing operations before
 discontinued operations and
 extraordinary item                          940       (4,581)       (2,552)         (169)          677
                                          ------       ------        ------        ------        ------
Basic net income (loss) per
 common share from
 continuing operations before
 discontinued operations and
 extraordinary item                         0.22        (2.94)        (2.66)        (0.18)         0.88
                                          ------       ------        ------        ------        ------

Diluted net income (loss) per
 common share from
 continuing operations before
 discontinued operations and
 extraordinary item                         0.19        (2.94)        (2.66)        (0.18)         0.88
                                          ------       ------        ------        ------        ------


Weighted average shares outstanding        4,248        1,556           960           955           766
                                          ------       ------        ------        ------        ------

                                           Balance Sheet Data

                                 (in thousands, except per share amount)

                                           Year ending June 30

                             1998          1997             1996           1995             1994
                             ----          ----             ----           ----             ----
Cash and
cash equivalents                6             10              37              57             910

Working capital
(deficit)                     479         (1,168)         (4,157)         (1,691)          3,199

Property and
equipment, net                263            110           3,580           4,069           5,752

Total assets                8,532          6,887          14,608          18,910          21,626

Long-term debt and
capital leases,
excluding current
portion                     2,514          1,748           2,616           1,579           5,730


Total liabilities           7,752          7,047          12,706          15,538          14,264

Total stockholders
equity (deficit)              780           (160)          1,902           3,372           7,372


(See Item 7 below for information on dispositions of assets which affect the year to year comparability of the information shown above.)


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information and analysis of the Company's financial condition and results of operations for the years ended June 30, 1998, 1997 and 1996. The discussion should be read in conjunction with the Company's audited financial statements and notes thereto and "Selected Financial Data" included elsewhere herein.

Introduction

     For the fiscal year ended June 30, 1998, the Company derived revenue from its transportation logistics operation. For fiscal year ended June 30, 1997, the Company derived revenue from its transportation logistics operation for twelve months and from its trucking subsidiary for six months through December 31, 1996, when it was discontinued. When practical, the Company realized the benefit from administrative economics of scale by utilizing centralized credit, personnel, and accounting functions for the benefit of the consolidated group. The following analysis of the Company's financial condition and results of operations for the fiscal year ended June 30, 1998, 1997, and 1996, should be read in conjunction with the Consolidated Financial Statements, related notes thereto, and other information presented elsewhere in this Form 10-K. Average balances (including such balances used in calculating financial and performance ratios), are generally a blend of month-end averages which management believes are representative of the operations of the Company.


                              RESULTS OF OPERATIONS

                          Financial Information For The
                       Years Ended June 30, 1998 and 1997

     The net income for the Company from continuing operations for the year ended June 30, 1998 was $940,000 as compared to a net loss of $4,581,000 for the year ended June 30, 1997. The increase in income was due to an income tax benefit of $51,000; an increase in net profits from the Company's logistics subsidiary, Vertex Transportation and the discontinuance of unprofitable subsidiaries and operations in previous years. For fiscal year ended June 30, 1998 income from continuing operations increased 76.5% to $1,121,000 from $635,000 for the period ended June 30, 1997 for the Vertex subsidiary. The reason for this increase was the return of management's focus to the Company's core logistics business.

     Operating revenue for the year ended June 30, 1998 increased 0.8% to $34,283,000 from $34,035,000, for the comparable 1997 period. This increase was accomplished through additional revenue generated by the Company's logistics division. The revenue for fiscal 1997 included $7,590,000, which was generated by the Company's subsidiary CW Truck which was liquidated after the second fiscal quarter of 1997, which ended December 31, 1996. Revenue from the Company's transportation logistics subsidiary, Vertex, increased by $5,918,000 to $34,283,000 an increase of 20.9% for the year ended June 30, 1998, from $28,365,000 for the year ended June 30, 1997.

     Operating cost decreased $4,349,000 to $33,277,000 for the year ended June 30, 1998 from $37,626,000 for the year ended June 30, 1997, a 11.6% decrease. As a percentage of sales, operating costs decreased to 97.1% for the year ended June 30, 1998 from 110.6% for the year ended June 30, 1997. The decrease was the result of the discontinuance of CW Truck.

     Interest expense decreased $238,000 for the year ended June 30, 1998 compared to the prior year period and is reflective of the Company's decreased borrowing, due to the closing of CW Truck.

     Having experienced significant losses in CW Truck throughout the first two quarters of the fiscal year ended June 30, 1997, management began to review the trucking operations value to the Company. After having failed in attempts to conduct mergers with other trucking entities it was the Company view that it was in the

Company's best interest to terminate the operations of CW Truck. On December 31, 1996, a General Assignment for the benefit of creditors was made for CW Truck. Simultaneously an asset sale of the rolling stock was made to Mid Cal Express, Inc., a California Corporation and subsequently the balance of the assets were sold by the Assignee. The asset sales resulted in a $508,000 loss, which is reflected in the financial statements of the Company as a loss on disposal. A General Assignment is an alternative to Chapter 7 bankruptcy liquidation. During the year ended June 30, 1997, the Company's trucking operation generated a loss before income tax expenses of approximately $4,820,000. This reflects the continued operating losses generated by CW Truck before the General Assignment for the benefit of creditors as well as a wind down of expenses associated with the General Assignment. The trucking operation segment also generated an extraordinary gain on the forgiveness of debt of $898,000 for the year ended June 30, 1997. Management believes that adequate reserves exists as of June 30, 1998 and 1997 for any future expenses associated with the General Assignment.

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

     At June 30, 1998, the Company was not in compliance with certain covenants. Subsequent to June 30, 1998, the Company received a waiver from the commercial bank with regards to those items.

                          Financial Information For The
                       Years Ended June 30, 1997 and 1996

     The net loss from continuing operations for the year ended June 30, 1997 for the Company amounted to $4,581,000 as compared to a net loss of $2,552,000 for the year ended June 30, 1996. The increase in losses was primarily attributable to the continuing losses experienced by CW Truck created by a continued deterioration of the business levels and failure to consummate a sale of this subsidiary. Additionally, the assignment for the benefit of creditors of CW Truck as well the liquidation of the rolling stock to Mid Cal has caused a non-reoccurring loss to the Company of about $508,000.

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

     Having experienced significant losses in CW Truck throughout the first two quarters of the fiscal year ended June 30, 1997, management began to review the trucking operations value to the Company. After having failed in attempts to conduct mergers with other trucking entities it was the Company's view that it was in the Company's best interest to terminate the operations of CW Truck. On December 31, 1996, a General Assignment for the benefit of creditors was made for CW Truck. Simultaneously an asset sale of the rolling stock was made to Mid Cal Express, Inc., a California Corporation and subsequently the balance of the assets were sold by the Assignee. The asset sales resulted in a $508,000 loss, which is reflected in the financial statements of the Company as a loss on disposal. A General Assignment is an alternative to Chapter 7 bankruptcy liquidation. During the year ended June 30, 1997, the Company's trucking operation generated a loss before income tax expenses of approximately $4,820,000. This reflects the continued operating losses generated by CW Truck before the General Assignment for the benefit of creditors as well as a wind down of expenses associated with the General Assignment. The trucking operation segment also generated an extraordinary gain on the forgiveness of debt of $898,000 for the year ended June 30, 1997. Management believes that adequate reserves exists as of June 30, 1997 for any future expenses associated with the General Assignment.

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

     At June 30, 1998, the Company was not in compliance with certain covenants. Subsequent to June 30, 1998, the Company received a waiver from the commercial bank with regards to those items.

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

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to a loan agreement with a commercial bank dated the 30th day of April, 1997 the Company utilizes a credit facility which provides for a maximum outstanding borrowing of $4 million. The agreement bears interest at a banks reference rate plus 2 1/2%. The credit facility which expires on April 29, 2000 is secured by substantially all assets of the Company, including accounts receivable. At June 30, 1998 the Company had unused credit available under the line of about $1,486,000. This accommodation replaces the Company's previous primary commercial lender. The Company's product sales subsidiary formerly had a credit facility with its primary lender with an outstanding balance of $834,000 as of June 30, 1996. This credit line was cross guaranteed and cross collateralized by the Company's transportation subsidiary, CW Truck. With the General Assignment for the benefit of creditors and sale of the assets of CW Truck the aforesaid credit line was repaid with the proceeds of the new credit facility identified above.

     The Company utilized $282,000 of cash flow from continuing operations and utilized $123,000 of cash flow from discontinued operations during the year ended June 30, 1998. The General Assignment for the benefit of creditors and sale of the assets has reduced the Company's outstanding payable and leasehold obligations by $6,009,000. As of June 30, 1998 the Company had total debt of $7,752,000. The Company's ratio of current assets to current liabilities and its debt to equity were 1.09:1 and 9.9:1 respectively as compared to 0.7:1 and
(44):1 as of June 30, 1997.

     The Company ended the June 30, 1998 period with $6,000 of cash and cash equivalents, and working capital of $479,000. Based upon expected cash flow from operations and funds available under existing credit facilities, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs and capital expenditure requirements. However, should these sources prove inadequate or unavailable, the Company may be required to seek additional financing through capital investment.

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

            IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information." Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements issued to the public. It also establishes standards for disclosures regarding produces and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Results of operations and financial position will be unaffected by implementation of these standards.

     SFAS No. 132, "Employers' Disclosures abut Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended June 30, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

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

                                Year 2000 Issues

     The Company believes that the general nature of its business operations limits its risks with respect to Year 2000 issues, with the state of readiness of its own computer system being the key consideration. Most of the Company's business is conducted by telephone, fax, e-mail, and mail communications with customers and transportation providers. The Company's computer system is independent of external computers, except for e-mail Internet communications. Generally orders are taken by phone, and shipping arrangements are made by phone, with subsequent written confirmations. The Company uses its internal computer system to keep track of orders and related expenses and billing information and eventually to provide accounting for the business transactions and the Company's financial statements. All data used by the computer is entered at the Company's offices by employees.

     The independent developer of the Company's customized software system has advised the Company that the system, including computer firmware, is Year 2000 compliant. In fall 1998 the Company will be administering testing scenarios. If the computer system needed even major overhaul in order to become Year 2000 compliant, the Company believes that necessary expense and time will be allocated to do it.

     The Company believes that Year 2000 problems that its customers might experience are as likely to increase the Company's business and results of operations as they are to decrease them. If any customers whose shipping needs are significantly managed by computers do in fact experience Year 2000 problems, they probably would need to use freight forwarders more, in order to find available carriers who can make timely deliveries. Even with that increase in business, of course, problems with finding, negotiating, and managing the shipments and then billing and collecting for them could result in the Company experiencing higher costs and delayed receipts on billings, thereby negatively affecting margins on Company business.

     The Company believes that Year 2000 problems that the transportation providers might experience could generally impair the availability of transportation and the efficiency with which rolling stock is used. This problem, too, appears as likely to increase Company business and results of operations as to decrease them, with the carriers becoming more dependent on freight forwarders for finding and arranging ways to fill the rolling stock for various trips. With such a less efficient system, of course, the Company's overhead probably would increase, thereby negatively affecting margins on Company business.

     Lastly, the company also believes that it does not have significant exposure to embedded technology problems, except for possible problems that could have widespread effects. The Company's offices are in a stand-alone, single story building with basic utilities and HVAC and security systems, each which could be replaced without material expense to the Company. Thus, the Company's primary exposure to embedded technology problems appears to focus on communications and utilities. If electricity became unavailable or erratic, or if telephone, fax, e-mail, and/or mail systems became unusable or erratic, the Company might have severe difficulties in maintaining its business operations. The Company does not have a contingency plan with respect to a possible loss of electricity, telephone, or mail systems.

                           Forward Looking Information

     See Item 1. Business above in this annual report on form 10K for important comments about forward looking information contained in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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


Name                 Age     Position

Timothy Lepper       50      Chairman, Chief Executive Officer, and President -
                             of the Company

Wayne N. Parry       47      Director, Secretary of the Company
                                       President, Vertex Transportation, Inc.
                                       (subsidiary of the Company)

Mark T. Boyer        41      Director

     On May 11, 1998 the Company's annual meeting was held. At the meeting, Wayne N. Parry was elected to serve as a director for a three year term. The term of office as director of Timothy Lepper continues until the 1999 annual meeting, and the term of Mark T. Boyer continues until the annual meeting to be held in 2000.

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

     Wayne N. Parry - Director and President of Vertex Transportation (a subsidiary of the Company) graduated in 1973 cum laude from Niagara University with a B.S. in Transportation. In 1973 he joined the management training program at Red Star Express Lines, Buffalo, NY and became Customer Service Manager. In 1975 he was employed with Mobil Chemical Company, Macedon, NY as a Transportation Manager and in 1977 was promoted to Customer Service/Distribution Manager. In 1978 he co-founded Vertex Transportation Inc. Mr. Parry served as Vice President and Secretary of Vertex from 1978 until its acquisition by CW Truck on July 1, 1994. Since this date Mr. Parry has served as President of Vertex.

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

Section 16(b) Beneficial Ownership Reporting Compliance

     The company believes that Form 4 reports should have been filed with respect to the following transactions and were not:

          (a) Sale of 1,300 shares of common stock on November 3, 1997 and 2,700 shares on November 7, 1997 by Timothy Lepper, President of the Company, at a sale price of $1.00 per share ans $0.687 per share respectively.

          (b) Sale of 1,300 shares of common stock on November 3, 1997 and 4,300 shares on November 7, 1997 by Wayne N. Parry, President of Vertex (the Company's subsidiary) at a sale price of $1.00 per share and $0.687 per share respectively.

     Messrs. Lepper and Parry are filing those reports at or about the same time as this Annual Report of Form 10-K is being filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth base compensation paid to the Chief Executive Officer and the Executive Officers of the Company and its subsidiaries for services rendered to the Company and its subsidiaries during the fiscal year ended June 30, 1996, whose total cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                    Fiscal
Name and Principal Position         Year            Salary             Bonus     Compensation
---------------------------         ----            ------             -----     ------------
Timothy Lepper(1)(2)                1996            $250,000            -            --
President CEO                       1997            $201,930            -            --
                                    1998            $156,697            -            --

Wayne N. Parry(1)(2)                1996            $250,000            -            --
President - Vertex                  1997            $201,930            -            --
Transportation                      1998            $156,697


(1) Aggregate value of perquisites and other personal benefits was less than 10% of total salary and bonus.

(2) As discussed under Item 13 of this Annual Report on Form 10-K, Messrs. Lepper and Parry are the partners of the partnership that is the Company's landlord at its offices at 119 Despatch Drive, East Rochester, New York, for which a total rent of $90,000 was paid by the Company during the fiscal year ended June 30, 1998.

The officers participate in ordinary employee benefits made available to the Company's other employees. Except for participation in the Company's 401(k) retirement savings plan, the Company does not have any retirement program for officers or other employees.

Director Compensation

     The Company's Board of Directors presently consists of three members. Two directors hold salaried positions with the Company and receive no additional compensation. Outside Directors receive $500.00 per meeting.

Stock Options

     During the fiscal year ended June 30, 1998, no options were granted to officers or directors of the Company and no options held by any director or officer were exercised.

     The following table sets forth information with respect to the named executive officers concerning the unexercised options held by them as of June 30, 1998. The value of the underlying Common Stock was determined by taking the mean between the bid and asked prices of the Common Stock on the OTC Bulletin Board (which was $1.86 pr share), minus the exercise price.

                        Number of Shares                       Value of Unexercised
                        Underlying Unexercised                 In-the-Money Options
                        Options at June 30, 1998               At June 30, 1998
                        -----------------------------          -------------------------------

Name                    Exercisable     Unexercisable          Exercisable       Unexercisable
----                    -----------     -------------          -----------       -------------
Timothy Lepper           425,000             0                  $726,750              0
Wayne N. Parry           425,000             0                  $726,750              0


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 1998 by (i) each director of the Company, (ii) each person nominated to become a director of the Company, (iii) each of the executive officers named in the Summary Compensation Table above,
(iv) all directors and executive officers of the Company as a group, and (v) each person known by the Company to own beneficially more than five (5%) percent of the Common Stock.

                                                                        Amount  and
Title of Class                Name and  Address of                      Nature of
Percent of Class              Beneficial Ownership                      Beneficial                Ownership
----------------              --------------------                      ----------                ---------
Common                          Timothy Lepper                           521,960(1)                 10.23%
                                18 Kilkenny Court
                                Fairport, NY 14450

Common                          Wayne N. Parry                           499,400(2)                  9.79%
                                27 Fall Meadow Dr.
                                Pittsford, NY 14534

Common                          Mark Boyer                               665,500(3)                 13.25%
                                o/o ROI Partners
                                17 East Francis Drake, Suite 225
                                Larkspur, CA 94939

Common                          Special Situation Funds                1,593,000(4)                 31.25%
                                153 East 53rd Street
                                New York, NY 10022

Common                          Salcott Holding Limited                  570,000                    11.18%
                                o/o Arabella privatim Finance Ag
                                Waldmann Strasse 6
                                Zurich, Switzerland CH-8024

Common                          All Directors and Officers as a        1,686,860(1)(2)(3)           33.09%
                                group (3 individuals)

(1) Included 425,000 shares purchasable by Mr. Lepper pursuant to an option described in Item 11 above.

(2) Included 425,000 shares purchasable by Mr. Parry pursuant to an option described in Item 11 above.

(3) 578,000 of the shares attributed to Mr. Boyer are owned by ROI Partners, ROI & Lane L.P. or accounts controlled by ROI Partners. Mr. Boyer is a general partner of ROI Partners.

(4)  Stock owned by Special  Situation  Funds is held in three  specific  funds:
     Special Situations Cayman Fund L.P.
     Special Situations Private Equity Fund L.P.
     Special Situations Fund III, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a brief description of each transaction, or series of similar transactions, since the beginning of the Company's fiscal year ended June 30, 1998, or any currently proposed transaction, or series of similar transactions, to which the Company or its subsidiary, Vertex, was or is to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons had, or will have, a direct or indirect material interest: any director or executive officer of the Company, any nominee for election as a director, any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's Common Stock, and any member of the immediate family of any of the foregoing persons.

     As of July 1, 1994 CW Truck, a former subsidiary of the Company (see Item 1 of this Annual Report on Form 10-K) entered into a five year lease of office space and warehouse facilities in East Rochester, NY with Vertex Investment Partners, a partnership whose partners are Timothy Lepper (now the President and Chief Executive Officer of the Company) and Wayne N. Parry (now the President of the Company's subsidiary, Vertex). The lease provides for annual rental payments of $90,000. This lease has been extended and will expire as of June 30, 2000.

     During the year ended June 30, 1996 the Company incurred expenses to various law firms in which a director of the Company was a partner. Such legal expenses amounted to $53,000. No such expenses were incurred for the years ended June 30, 1998 and 1997.

     During the year ended June 30, 1996 the Company paid rent to an officer and employee of a Company subsidiary of $14,000. No such expenses were incurred for the years ended June 30, 1998 and 1997.

     During the years ended June 30, 1998, 1997 and 1996, the Company received management fees from a company controlled and 49% owned by two officers of the Company totaling $57,000, $89,000 and $58,000, respectively.

     None of the persons covered by this Item 13 (and no trust or estate in which any of them has any beneficial interest or serves as trustee or in any similar capacity) has been indebted to the Company since the beginning of the Company's fiscal year ended June 30, 1998 other than for ordinary advances for travel or other expenses in the ordinary course of business.

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

     3.   Exhibits

          None

     (b)  1. Reports on Form 8-K

          There were no form 8-K filings during the last quarter of the period covered by this report.

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                          JUNE 30, 1998, 1997 AND 1996

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                      PAGE

Independent Auditor's Report...........................................................................F-2

Consolidated Balance Sheets - June 30, 1998 and 1997...................................................F-3

Consolidated Statements of Operations - For the Years Ended June 30, 1998, 1997 and 1996...............F-4

Consolidated  Statement of Stockholders' Equity (Deficit) - For the Period from July 1, 1995 through June 30, 1998............................................................................F-6

Consolidated Statements of Cash Flows - For the Years Ended June 30, 1998, 1997 and 1996...............F-7

Notes to Financial Statements..........................................................................F-9

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
Country Wide Transport Services, Inc.
East Rochester, New York

We have audited the consolidated balance sheets of Country Wide Transport Services, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Country Wide Transport Services, Inc. and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1998 in conformity with generally accepted accounting principles.

Our audits referred to above include audits of the financial statement schedule listed under Item 14(a)(2) of Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.



\s\HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
August 14, 1998

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                          JUNE 30,
                                                                 --------------------------
                                                                    1998             1997
                                                                 ----------      ----------

                                     ASSETS
CURRENT ASSETS:
     Cash                                                        $    6,000      $   10,000
     Accounts receivable, net                                     5,548,000       4,009,000
     Accounts receivable - officers and employees                     4,000          39,000
     Accounts receivable - other                                    108,000           8,000
     Carrier advances                                                13,000          16,000
     Prepaid expenses                                                38,000          49,000
                                                                 ----------      ----------
              Total current assets                                5,717,000       4,131,000

PROPERTY AND EQUIPMENT, net                                         263,000         110,000

OTHER ASSETS:
     Deposits                                                        34,000           8,000
     Excess of purchase price over fair value of net assets
         acquired, net                                            2,518,000       2,638,000
                                                                 ----------      ----------
              Total assets                                       $8,532,000      $6,887,000
                                                                 ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Notes payable and current portion of long-term debt        $      --       $   160,000
     Accounts payable and accrued liabilities                     5,088,000       4,612,000
     Liabilities in excess of assets of discontinued
         subsidiary                                                 150,000         404,000
     Liabilities in excess of assets of discontinued
         operations                                                    --           123,000
                                                                -----------     -----------
         Total current liabilities                                5,238,000       5,299,000

LONG-TERM DEBT, LESS CURRENT PORTION                              2,514,000       1,748,000
                                                                -----------     -----------

         Total liabilities                                        7,752,000       7,047,000
                                                                -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 8 and 9)

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value, 5,000,000 share
         authorized, issuable in series, none issued                   --              --
     Common stock, $.10 par value, 6,000,000
         shares authorized, 4,248,000 shares issued and
         outstanding at June 30, 1998 and 1997                      425,000         425,000
     Additional paid-in capital                                   8,110,000       8,110,000
     Retained earnings (deficit)                                 (7,755,000)     (8,695,000)
                                                                -----------     -----------
              Total stockholders' equity (deficit)                  780,000        (160,000)
                                                                -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
         (DEFICIT)                                              $ 8,532,000     $ 6,887,000
                                                                ===========     ===========


          See accompanying notes to consolidated financial statements.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        FOR THE YEARS ENDED JUNE 30,
                                                            --------------------------------------------------
                                                                1998               1997               1996
                                                            ------------       ------------       ------------
NET REVENUES:
    Transportation revenue                                  $ 34,283,000       $ 34,035,000       $ 47,356,000
                                                            ------------       ------------       ------------

OPERATING COSTS AND EXPENSES:
    Purchased transportation                                  30,068,000         26,521,000         33,044,000
    Salaries and related expenses                              1,984,000          3,579,000          5,653,000
    Operating expenses                                           208,000          2,695,000          4,786,000
    Revenue equipment rentals                                       --              819,000          1,884,000
    General supplies and expenses                                845,000          1,380,000          2,336,000
    Depreciation and amortization                                172,000          2,632,000          1,256,000
    (Gain) loss on disposition of assets                            --              508,000            (19,000)
                                                            ------------       ------------       ------------
         Total operating costs and expenses                   33,277,000         38,134,000         48,940,000
                                                            ------------       ------------       ------------

OPERATING INCOME (LOSS):                                       1,006,000         (4,099,000)        (1,584,000)
                                                            ------------       ------------       ------------

OTHER INCOME (EXPENSE):
    Interest expense                                            (197,000)          (435,000)          (741,000)
    Interest income                                                 --                1,000             33,000
    Other, net                                                    80,000             15,000            (36,000)
    Loss on sale of business division                               --                 --             (222,000)
                                                            ------------       ------------       ------------
         Total other income (expense)                           (117,000)          (419,000)          (966,000)
                                                            ------------       ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE PROVISION FOR INCOME TAXES,
    DISCONTINUED OPERATIONS AND
    EXTRAORDINARY ITEM:                                          889,000         (4,518,000)        (2,550,000)

PROVISION FOR INCOME TAX (EXPENSE)
    BENEFIT                                                       51,000            (63,000)            (2,000)
                                                            ------------       ------------       ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         940,000         (4,581,000)        (2,552,000)
                                                            ------------       ------------       ------------

DISCONTINUED OPERATIONS:
    Loss from  discontinued  business  segments,  net
          of  applicable  income tax (expense) benefit
          of $0 and ($329,000) for the years ended
          June 30, 1997 and 1996, respectively                      --              (15,000)        (1,288,000)
                                                            ------------       ------------       ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                          940,000         (4,596,000)         3,840,000

    Gain on forgiveness of debt of discontinued
         operations, net of applicable income tax
         expense of $1,630,000 (Note 8)                             --                 --            2,370,000
    Gain on forgiveness of debt of discontinued
         subsidiary, net of applicable income tax
         expense of $0 (Note 7)                                     --              898,000               --
                                                            ------------       ------------       ------------

NET INCOME (LOSS)                                           $    940,000       $ (3,698,000)      $ (1,470,000)
                                                            ============       ============       ============



                                   (Continued)

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)


                                                              FOR THE YEARS ENDED JUNE 30,
                                                       ---------------------------------------
                                                         1998           1997            1996
                                                       -------        --------        --------
BASIC INCOME (LOSS) PER COMMON SHARE:
    Continuing operations                              $  0.22        $  (2.94)       $  (2.66)
    Discontinued operations                                --            (0.01)          (1.34)
    Extraordinary item                                     --             0.57            2.47
                                                       -------        --------        --------

         Basic income (loss) per common share          $  0.22        $  (2.38)       $  (1.53)
                                                       =======        ========        ========

DILUTED INCOME (LOSS) PER COMMON SHARE:
    Continuing operations                              $  0.19        $  (2.94)       $  (2.66)
    Discounted operations                                 --             (0.01)          (1.34)
    Extraordinary item                                    --              0.57            2.47
                                                       -------        --------        --------

         Diluted income (loss) per common share        $  0.19        $  (2.38)       $  (1.53)
                                                       =======        ========        ========





          See accompanying notes to consolidated financial statements.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
             FOR THE PERIOD FROM JULY 1, 1995 THROUGH JUNE 30, 1998

                                                 COMMON STOCK
                                          --------------------------                    ADDITIONAL      RETAINED         TOTAL
                                           NUMBER OF                                      PAID-IN       EARNINGS      STOCKHOLDERS'
                                            SHARES         AMOUNT        WARRANTS         CAPITAL       (DEFICIT)   EQUITY (DEFICIT)
                                          -----------    -----------    -----------     -----------    -----------   --------------

BALANCES, July 1, 1995                        960,000    $    96,000    $    40,000     $ 6,763,000    $(3,527,000)    $ 3,372,000

      Net loss                                   --             --             --              --       (1,470,000)     (1,470,000)
                                          -----------    -----------    -----------     -----------    -----------     -----------

BALANCES, June 30, 1996                       960,000         96,000         40,000       6,763,000     (4,997,000)      1,902,000

      Stock issued in private placement,
        net of costs                        3,288,000        329,000           --         1,307,000           --         1,636,000
      Expiration of warrants                     --             --          (40,000)         40,000           --
      Net loss                                   --             --             --              --       (3,698,000)     (3,698,000)
                                          -----------    -----------    -----------     -----------    -----------     -----------

Balances, June 30, 1997                     4,248,000        425,000           --         8,110,000     (8,695,000)       (160,000)

      Net income                                 --             --             --              --          940,000         940,000
                                          -----------    -----------    -----------     -----------    -----------     -----------

Balances, June 30, 1998                     4,248,000    $   425,000    $      --       $ 8,110,000    $(7,755,000)    $   780,000
                                          ===========    ===========    ===========     ===========    ===========     ===========



          See accompanying notes to consolidated financial statements.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             FOR THE YEARS ENDED JUNE 30,
                                                     -------------------------------------------
                                                         1998           1997            1996
                                                     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) from continuing
         operations                                  $   940,000     $(4,581,000)    $(2,552,000)
      Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
             Depreciation and amortization               173,000       2,632,000       1,256,000
             (Gain) loss on disposition of assets           --           508,000         (19,000)
             Loss on disposal of business
                divisions                                   --              --           222,000
             Provision for uncollectible accounts
                   receivable                               --             9,000         (76,000)
         (Increase) decrease in:
             Accounts receivable                      (1,540,000)        236,000       1,332,000
             Accounts receivable - officers and
                   employees                              35,000            --           (46,000)
             Accounts receivable - other                (100,000)           --              --
             Carrier advances                              3,000          54,000         204,000
             Inventories                                    --             7,000           2,000
             Prepaid expenses                             10,000         274,000          92,000
             Deposits                                    (25,000)        (63,000)        (58,000)
         Increase (decrease) in:
             Accounts payable and accrued
                liabilities                              476,000         239,000         757,000
             Liabilities in excess of assets of
                discontinued subsidiary                 (254,000)        404,000            --
                                                     -----------     -----------     -----------
         Net cash provided by (used in)
             operating activities from continuing
             operations                                 (282,000)       (281,000)      1,114,000
                                                     -----------     -----------     -----------

      Net loss from discontinued operations                 --           (15,000)     (1,288,000)
             Depreciation and amortization                  --              --             8,000
             Loss on disposition of assets                  --              --            14,000
             Changes in operating assets                (123,000)        (54,000)        274,000
                                                     -----------     -----------     -----------
         Net cash used in operating activities
             from discontinued operations               (123,000)        (69,000)       (992,000)
                                                     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment               (206,000)       (130,000)       (408,000)
      Proceeds from disposal of property and
             equipment                                      --           175,000       3,028,000
      Proceeds from disposal of business division           --              --            70,000
                                                     -----------     -----------     -----------
         Net cash provided by (used in) investing
             activities                                 (206,000)         45,000       2,690,000
                                                     -----------     -----------     -----------


                                   (continued)

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                For The Years Ended June 30,
                                                      ----------------------------------------------
                                                          1998              1997             1996
                                                      ------------     ------------     ------------
Cash Flows from Financing Activities:
      Principal payments on borrowings                 (33,096,000)     (45,619,000)     (58,954,000)
      Cash borrowings from line of credit               33,703,000       44,261,000       56,151,000
      Payments on notes payable                               --               --            (29,000)
      Sale of common stock, net                               --          1,636,000             --
                                                      ------------     ------------     ------------
         Net cash provided by (used in) financing
             activities                                    607,000          278,000       (2,832,000)
                                                      ------------     ------------     ------------

DECREASE IN CASH                                            (4,000)         (27,000)         (20,000)

CASH, at beginning of year                                  10,000           37,000           57,000
                                                      ------------     ------------     ------------

CASH, at end of year                                  $      6,000     $     10,000     $     37,000
                                                      ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
      Cash paid for:
         Interest                                     $    288,000     $    451,000     $    719,000
                                                      ============     ============     ============
         Income taxes                                 $     38,000     $     45,000     $     47,000
                                                      ============     ============     ============

      Non-cash investing and financing
             transactions:
             Purchase of property and equipment
                with debt or reduction of
                receivable                            $       --       $       --       $  3,316,000
                                                      ============     ============     ============
             Property and equipment sold for the
                   assumption of notes payable        $       --       $  2,544,000     $       --
                                                      ============     ============     ============
             Net liabilities surrendered in
                   connection with disposal of
                   subsidiary                         $       --       $    943,000     $       --
                                                      ============     ============     ============
             Liabilities surrendered in connection
                with disposal of business division    $       --       $       --       $     43,835
                                                      ============     ============     ============


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

     Through its wholly-owned subsidiary, Country Wide Truck Service, Inc. ("CW Truck"), an irregular- route, truckload common and contract carrier, the Company transported a wide variety of commodities requiring temperature control throughout the continental United States and Canada. During the fiscal year ended June 30, 1996, CW Truck sold its CK Trucking and Freight Peddlers Divisions. Effective December 31, 1996, the Company discontinued CW Truck through an orderly liquidation process as a result of significant losses within the subsidiary (See Note 8).

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

     Carrier Advances - The Company periodically advances funds to carriers during the normal course of business. Carriers are advanced funds for expenses incurred during trips. All such advances are offset against total amounts due upon settlement with the carriers.

     Property  and  Equipment  -  Property  and  equipment  are  stated at cost.
     Provision for depreciation and amortization on property and equipment is calculated using the straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life or term of the lease.

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred whereas significant renewals and betterments are capitalized. Maintenance and repairs expense for the years ended June 30, 1998, 1997 and 1996 were $8,229, $229,000 and $518,000, respectively.

     Intangible Assets - The excess of the aggregate purchase price over the fair value of net assets of businesses acquired is included in the accompanying balance sheet as "Excess of purchase price over fair value of net assets acquired" ("Goodwill") and is being amortized over 25 years using the straight-line method. Goodwill amounts are reported net of accumulated amortization of $480,000 and $360,000 at June 30, 1998 and 1997, respectively. The carrying value of goodwill is evaluated at least annually.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company considers current facts and circumstances related to purchased entities, including expected future operating income, to determine whether it is probable that impairment has occurred.

     Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the costs of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

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

     Stock Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FASB123), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by FASB123.

     Income (Loss) Per Common and Common Equivalent Shares - In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings per Share" ("FASB128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FASB128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents for the years ending June 30, 1997 and 1996 were anti-dilutive and excluded in the earnings per share computation.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, the estimated useful lives for property and equipment, realizability of deferred tax assets and recoverability of goodwill. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

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

     Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the
     Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the consolidated financial statements at June 30, 1998 and 1997.

     Impact of Recently Issued Standards - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information." Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements issued to the public. It also establishes standards for disclosures regarding produces and services, geographic areas and major customers. Statement 131

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Results of operations and financial position will be unaffected by implementation of these standards.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended June 30, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     Reclassification - Certain reclassifications have been made to the prior years consolidated financial statements to conform with the current presentation. Such reclassifications had no effect on net income (loss).


2.   MERGERS, ACQUISITIONS, AND DIVESTITURES:

     Effective April 1, 1993, CW Truck acquired certain assets of Freight Peddlers, Inc. for $100,000. This transaction was accounted for using the purchase method and resulted in $12,000 of goodwill, representing the excess of the purchase price over the fair market value of net assets acquired. In addition, the Company paid the former owner $100,000 in the form of notes payable and 5,000 shares of the Company's common stock, valued at $81,000, for a covenant not to compete. Freight Peddlers had insignificant operations through the date of acquisition. Effective March 1, 1996, the Company sold certain assets of its Freight Peddlers division to a former officer of the Company for $50,000 cash and a fully-reserved $200,000 unsecured promissory note receivable. The note receivable is payable over time through a reduction in potential future commission expense incurred by the Company and payable to the buyer. The net loss on the sale was $222,000 which includes the fully-reserved, unsecured $200,000 promissory note receivable. Revenues for the division for the year ended June 30, 1996 were $1,204,000 and the operating loss for the same period was $319,000.

     On November 17, 1995, the Company sold certain assets of its CK Trucking division for $20,000 and the assumption of certain liabilities totaling approximately $44,000. The net gain on the sale was approximately $6,000. Revenue for the division for the year ended June 30, 1996 was $588,000 and operating income (losses) for the same year was $(24,000).

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


3.   ACCOUNTS RECEIVABLE:

     Accounts receivable, net of allowance for doubtful accounts, amounted to $5,548,000 and $4,009,000, at June 30, 1998, and 1997, respectively. The
     Company performs periodic credit evaluation of its customers' financial condition and generally does not require collateral. The Company has recorded an allowance for doubtful accounts of $75,000 at June 30, 1998 and 1997 which has been netted against the related accounts receivable.


4.   PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:


                                             JUNE 30,
                                     -----------------------        ESTIMATED
                                        1998         1997         USEFUL LIVES
                                     ---------     ---------     --------------
Furniture and office equipment       $ 268,000     $ 144,000      4 to 5 years
Leasehold improvements                 154,000        72,000      life of lease
                                     ---------     ---------
                                       422,000       216,000
Less accumulated depreciation and
amortization                          (159,000)     (106,000)
                                     ---------     ---------
                                     $ 263,000     $ 110,000
                                     =========     =========


     During the years ended June 30, 1998, 1997 and 1996, the Company recorded depreciation expense of $53,000, $446,000 and $1,040,000, respectively.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consisted of the following:


                                                             JUNE 30,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
          Accounts payable                          $2,913,000        $2,331,000
          Accrued purchased transportation           1,948,000         1,448,000
          Other accrued expenses                       227,000           833,000
                                                    ----------        ----------
                                                    $5,088,000        $4,612,000
                                                    ==========        ==========


6.   NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable and long-term debt consisted of the following:

                                                                                                JUNE 30,
                                                                                      -----------------------------
                                                                                          1998             1997
                                                                                      -----------       -----------
          Note payable to bank under a revolving  credit
           agreement  due on April 30, 2000, bearing interest
           at the bank's prime rate plus 2 1/2% (11% at
           June 30, 1998), collateralized by substantially all
           assets of Vertex Transportation                                            $ 2,514,000       $ 1,748,000
          Notes payable, due in aggregate monthly installments
           of $2,000 including interest ranging from 12.6% to
           28%, maturing at various dates through June 1997,
           collateralized by certain computer equipment                                      --             160,000
                                                                                      -----------       -----------
                                                                                        2,514,000         1,908,000
          Less current portion                                                               --            (160,000)
                                                                                      -----------       -----------

                                                                                      $ 2,514,000       $ 1,748,000
                                                                                      ===========       ===========

     The $2,514,000 note at June 30, 1998 arises from a credit agreement with a commercial bank for Vertex which provides for maximum outstanding borrowings aggregating $4 million and maturing on April 30, 2000. The aggregate amount of advances under the revolving credit agreement is limited to 80% of the eligible accounts receivable, less unbilled receivables and any reserves the bank elects to establish, not to exceed the aggregate principal amount. The obligations are collateralized by substantially all of the assets of the company. Under the terms of the agreement, the borrower is restricted from paying dividends on any classes of its stock and the Company is required to maintain certain ratios and be in compliance with other covenants. At June 30, 1998, the Company was not in compliance with certain covenants. Subsequent to June 30, 1998, the Company received a waiver from the commercial bank with regards to those items.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Scheduled maturities of notes payable and long term debt are as follows:


                              YEAR ENDED
                               JUNE 30,       AMOUNT
                               --------       ------

                                 1999      $     --
                                 2000       2,514,000
                                           ----------
                           Total           $2,514,000
                                           ==========


7.   DISCONTINUED SUBSIDIARY:

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

     In conjunction with the discontinuance of CW Truck, the Company sold equipment of CWTS and CW Truck to Mid-Cal Express, Inc., a wholly owned subsidiary of Prime Companies, Inc., for the assumption of the related notes payable and leases. All such notes payable and leases are guaranteed by the Company. As of June 30, 1998, the remaining balance on these obligations is approximately $4,398,000 and expire through April 30, 2001. Prime Companies, Inc. had net losses of $843,000 and $695,000 for the six months ended June 30, 1998 and the year ended December 31, 1997, respectively. As of June 30, 1998, Mid-Cal Express, Inc. was current in most of its payments on the notes and leases. The Company's management believes that Mid-Cal Express, Inc., will be able to meet its obligations related to the notes payable and leases.

     Revenues for CW Truck for the years ended June 30, 1997 and 1996 were $7,590,000 and $22,747,000, respectively and operating losses for the same periods were $1,956,000 and $2,634,000, respectively.


8.   DISCONTINUED OPERATIONS:

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

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     from July 1, 1995 to date of liquidation related to the liquidation of Nationwide.

     At June 30, 1996, the Company has established a general accrual for potential future expenses related to the discontinued segment amounting to $177,000. At June 30, 1997, the Company established an additional $100,000 accrual relating to potential future expenses.

     During the years ended June 30, 1998, 1997 and 1996 the Company's product sales segment generated a net loss before income tax benefit of $0, $15,000 and $959,000, respectively, as follows:

                                                         FOR THE YEARS ENDED JUNE 30,
                                              -----------------------------------------------
                                                  1998             1997               1996
                                              ------------      -----------       -----------
REVENUE                                       $       --        $      --         $ 4,307,000
                                              ------------      -----------       -----------
EXPENSES:
Cost of sales                                         --               --           3,977,000
Salaries and related expenses                         --               --             460,000
Operating expenses                                    --               --             134,000
General supplies and expenses                         --               --             116,000
Depreciation and amortization                         --               --               8,000
Interest, net                                         --               --             171,000
Other                                                 --             15,000           400,000
                                              ------------      -----------       -----------
        Total expenses                                --             15,000         5,266,000
                                              ------------      -----------       -----------

    Loss before income tax (expense)
        benefit                               $       --        $   (15,000)      $  (959,000)
                                              ============      ===========       ===========


     Revenue   applicable  to  the   discontinued   product  sales  segment  was
     approximately $4,307,000, for the year ended June 30, 1996. There were no revenues for the years ended June 30, 1998 or 1997.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   COMMITMENTS AND CONTINGENCIES:

     Lease Commitments - Minimum lease commitments under noncancelable operating lease agreements are as follows:


                                                      OPERATING
         YEAR ENDING JUNE 30,                           LEASES
         --------------------                         ----------
                 1999                                  $142,000
                 2000                                   142,000
                 2001                                    17,000
                 2002                                      --
                 2003                                      --
                 Thereafter                                --
                                                       --------

                 Total minimum lease payments          $301,000
                                                       ========

     Rental expense for all operating leases consisted of the following:


                                                  YEAR ENDED JUNE 30,
                                      ------------------------------------------
                                         1998            1997            1996
                                      ----------      ----------      ----------
          Revenue equipment rentals   $   37,000      $  833,000      $1,884,000
          Terminal, warehouse, and
                office rentals           104,000         215,000         204,000
          Other equipment rentals          9,000          21,000          13,000
                                      ----------      ----------      ----------
                                      $  150,000      $1,069,000      $2,101,000
                                      ==========      ==========      ==========


     Employment Contract - The Company and certain of its subsidiaries have employment contracts with various officers with remaining terms up to one year. Such agreements provide for minimum salary levels and incentive bonuses, as well as severance payments upon termination or the non-extension of employment. The aggregate commitment for future salaries at June 30, 1998, excluding bonuses, was approximately $500,000.

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

     During September 1995, the Company's transportation subsidiary, CW Truck, had a cargo claim that approximated $600,000 filed against it by one of its customers. The insurance carrier, citing certain exceptions in the cargo policy, declined to pay the claim and referred the issue to litigation on February 27, 1996. The customer additionally filed a cross claim against the Company. On February

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     24, 1997, the Company agreed to pay the customer and entered into a promissory note for $659,000. As of June 30, 1998, the Company had paid off the note. The Company is pursuing legal action against the insurance carrier and its agent for the collection of the $659,000.

     On September 18, 1995, Nationwide ceased operations and executed a General Assignment to CMAC. According to the books of Nationwide, it was owed a sum of approximately $600,000 represented by a promissory note executed jointly by Oasis Organic Citrus and John and Phillip Oertly. CMAC instituted collection action on the Note which precipitated a Cross-Complaint from Oertly. The Company maintains an insurance policy covering officers and directors and the Company for potential claims asserted in this cross-complaint. It is anticipated that continued efforts will be made to try to settle the matter, however, the Company maintains adequate insurance to cover any potential loss resulting from an adverse judgment. At June 30, 1997, the Company had accrued $100,000 which represents the deductible on the insurance policy.


10.  STOCKHOLDER'S EQUITY:

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

     During the years ended June 30, 1997 and 1996, options for 23,900 and 50,000 shares, respectively were canceled.

     On May 19, 1997, the Company granted options for 850,000 shares with an exercise price of $0.15 per share to two officers of the Company. All options were immediately exercisable and expire on May 1, 2002. The excess of the fair market value over option price of $17,000 has been treated as compensation to the recipient in the accompanying consolidated financial statements.

     No stock options were issued in 1998.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes all stock option activity:

                                                                WEIGHTED
                                              NUMBER OF         AVERAGE
                                                SHARES       EXERCISE PRICE
                                                ------       --------------
          Balance, July 1, 1995                 73,900          $17.50

          Granted                                   --              --
          Canceled                              50,000           18.10
                                               -------          ------

             Balance, June 30, 1996             23,900           16.25

          Granted                              850,000            0.15
          Canceled                              23,900           16.25
                                               -------          ------

             Balance, June 30, 1997            850,000            0.15

          Granted                                   --              --
          Canceled                                  --              --
                                               -------          ------

             Balance, June 30, 1998            850,000          $ 0.15
                                               =======          ======


                              PRO FORMA INFORMATION

As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FAS123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in fiscal year ending June 30, 1997 consistent with the provisions of FAS123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                                                JUNE 30,
                                                                  1997
                                                             --------------

          Net loss                                           $  (3,842,000)
                                                             =============
          Loss per common share                              $       (2.47)
                                                             =============


During the fiscal years ending June 30, 1998 and 1996, the Company did not grant options. As a result, there would be no effect on the Company's net income
(loss) or net income (loss) per share.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: expected volatility of 430%, an expected life of 2 years, no dividends would be declared during the expected term of the options, a risk free interest rate of 6.2%. The weighted average fair value of the options on the grant dates was $0.17 per share.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11. EARNINGS PER SHARE:

     The following represents the calculation of earnings per share:

                                                                                        FOR THE YEAR ENDING JUNE 30,
                                                                         ----------------------------------------------------------
                                                                             1998                  1997                    1996
                                                                         -----------            -----------             -----------
                 BASIC EARNINGS PER SHARE:
                       Income (loss) from continuing
                          operations                                     $   940,000            $(4,581,000)            $(2,552,000)
                       Less - preferred stock
                          dividends                                             --                     --                      --
                                                                         -----------            -----------             -----------
                          Income from continuing
                              operations applicable to
                              common shareholders                        $   940,000            $(4,581,000)            $(2,552,000)
                                                                         ===========            ===========             ===========
                       Weighted average number
                          of common shares                                 4,248,100              1,556,000                 960,000
                                                                         ===========            ===========             ===========

                       Basic income (loss) per share
                          from continuing operations                     $      0.22            $     (2.94)            $     (2.66)
                                                                         ===========            ===========             ===========
                 DILUTED EARNINGS PER SHARE:
                       Income (loss) from  continuing
                          operations applicable to common
                          shareholders                                   $   940,000            $(4,581,000)            $(2,552,000)
                       Add:
                          Preferred stock divided                               --                     --                      --
                                                                         -----------            -----------             -----------
                          Income (loss) from continuing
                              operations for diluted earnings
                              per share                                  $   940,000            $(4,581,000)            $(2,552,000)
                                                                         ===========            ===========             ===========
                       Weighted average number of
                          shares used in calculating basic
                          earnings per common share                        4,248,100              1,556,000                 960,000
                 Add:
                       Common equivalent  shares
                          (determined  using the "treasury
                          stock" method) representing
                          shares issuable upon exercise of
                          options                                            750,917                   --                      --
                                                                         -----------            -----------             -----------
                       Weighted average number of
                          shares used in calculation of
                          diluted earnings per share                       4,999,017              1,556,000                 960,000
                                                                         ===========            ===========             ===========

                       Diluted income (loss) per share
                          from continuing operations                     $      0.19            $     (2.94)            $     (2.66)
                                                                         ===========            ===========             ===========

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  INCOME TAXES:

     Income tax benefit (expense) for the years ended June 30, 1998, 1997, and 1996 are comprised of the following:


                                          CURRENT         DEFERRED            TOTAL
                                        -----------       -----------       -----------
        Year ended June 30, 1998
              Federal                   $    (2,000)      $      --         $    (2,000)
              State                          53,000              --              53,000
                                        -----------       -----------       -----------
                                        $    51,000       $      --         $    51,000
                                        ===========       ===========       ===========

        Year ended June 30, 1997
              Federal                   $      --         $      --         $      --
              State                         (63,000)             --             (63,000)
                                        -----------       -----------       -----------
                                        $   (63,000)      $      --         $   (63,000)
                                        ===========       ===========       ===========

        Year ended June 30, 1996
              Federal                   $    20,000       $(1,959,000)      $(1,939,000)
              State                         (22,000)             --             (22,000)
                                        -----------       -----------       -----------
                                        $    (2,000)      $(1,959,000)      $(1,961,000)
                                        ===========       ===========       ===========

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The actual income tax benefit (expense) differs from the "expected" tax benefit (expense) (computed by applying the U.S. Federal corporate income tax rate of 34% for each period) as follows:

                                                    YEAR ENDED JUNE 30,
                         -----------------------------------------------------------------------
                                 1998                      1997                     1996
                         ---------------------    ---------------------    ---------------------
                            AMOUNT         %         AMOUNT         %        AMOUNT          %
                         -----------     -----    -----------     -----    -----------     -----
Computed
       "expected" tax
       benefit
       (expense)         $  (323,000)    (34.0)   $ 1,236,000      34.0    $  (167,000)    (34.0)
State income
       taxes, net of
       Federal income
       tax benefit            (6,000)      (.6)       (42,000)     (1.2)       (22,000)     (4.5)
Temporary
       differences
       utilized                 --        --             --        --           40,000       8.1
Refundable
       credits                  --        --           (3,000)      (.1)        20,000       4.1
Non-deductible
       expenses               (9,000)      (.9)      (730,000)    (20.0)       127,000      25.8
Realization of
       tax benefits             --        --             --        --       (1,959,000)    (398.7)
Effect of
      alternative
      minimum tax             (2,000)      (.2)          --        --             --        --
State tax refund              21,000       2.2           --        --             --        --
Change in
      valuation
      allowance due
      to liquidation
      of subsidiary             --        --         (524,000)    (14.4)          --        --
Effect of valuation
      allowance              370,000      38.9           --                       --        --
                         -----------     -----    -----------     -----    -----------     -----
                         $    51,000      (5.4)   $   (63,000)     (1.7)   $(1,961,000)    (399.2)
                         ===========     =====    ===========     =====    ===========     ======

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of the net deferred tax asset recognized as of June 30, 1998 and 1997, are as follows:


                                                             JUNE 30
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      ------------
Current Deferred Tax Assets (Liabilities)
      Insurance reserve                            $     2,000      $     2,000
      Vacation accrual reserve                           7,000            7,000
      Other                                              1,000            2,000
      Bad debt reserve                                  30,000           30,000
      Other reserves                                      --             84,000
      Accrued assessment and claims                     74,000          161,000
      Prepaid insurance                                 (3,000)         (11,000)
                                                   -----------      -----------
                                                       111,000          275,000
      Valuation allowance                             (111,000)        (275,000)
                                                   -----------      -----------
      Net current deferred tax asset               $      --        $      --
                                                   ===========      ===========

Long-term Deferred Tax Assets (Liabilities)
      Depreciation                                 $    11,000      $     5,000
      Amortization                                    (173,000)        (146,000)
      AMT tax credit carryforward                       27,000           23,000
      Net operating loss carryforward                4,408,000        2,538,000
                                                   -----------      -----------
                                                     4,273,000        2,420,000
      Valuation allowance                           (4,273,000)      (2,420,000)
                                                   -----------      -----------
      Net long-term deferred tax asset             $      --        $      --
                                                   ===========      ===========


     The deferred tax asset includes the future benefit of the CWTS pre-acquisition net operating losses of $843,000, which has been fully reserved through a valuation allowance. During the year ended June 30, 1994, goodwill was reduced by $423,000, resulting from the utilization of the CWTS pre-acquisition net operation losses that were previously fully reserved through a valuation allowance.

     Due to the liquidation of CW Truck through the General Assignment of its assets effective December 31, 1996 (Note 7), the CWTS pre-acquisition net operating losses will be available for use by the parent company. Any portion of the valuation allowance for this net operating loss will be recognized as a tax benefit and will affect tax expense rather than goodwill.

     During the year ended June 30, 1996, the Company was able to realize a portion of its net operating loss against the income it recognized in fiscal 1996 as a result of certain debt forgiveness (See Note 8).

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and as measured by tax laws and regulations, principally related to net operating losses and expense accruals and reserves for financial reporting purposes not

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     deductible for tax purposes.

     As of June 30, 1998, the Company has available net operating loss carryforwards for federal and state purposes of $11,529,000 and $5,431,000, respectively. The net operating losses begin to expire in 2005 for federal and 2012 for New York. The benefit of the operating loss to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50% change in ownership which occurred during 1992.


13.  RELATED PARTY TRANSACTIONS:

     Transactions   with  related  parties  and  stockholders   consist  of  the
     following:

     During the year ended June 30, 1996 the Company incurred expenses to various law firms in which a director of the Company was a partner. Such legal expenses amounted to $53,000. No such expenses were incurred for the years ended June 30, 1998 and 1997.

     During the years ended June 30, 1998, 1997 and 1996, the Company paid rent to a company controlled by two officers of the Company totaling $90,000, $95,000, and $93,000, respectively. The lease expires June 30, 2000.

     During the year ended June 30, 1996 the Company paid rent to an officer and employee of a Company subsidiary of $14,000. No such expenses were incurred for the years ended June 30, 1998 and 1997.

     During the years ended June 30, 1998, 1997 and 1996, the Company received management fees from a company controlled and 49% owned by two officers of the Company totaling $57,000, $89,000 and $58,000, respectively.


14.  EMPLOYEE DEFINED CONTRIBUTION PLAN AND TRUST:

     Effective April 1, 1993, the Company adopted a Deferred Compensation 401(k) Plan ("the Plan") covering all full-time employees. To be eligible to participate in the Plan, employees, with the exception of drivers, must have been employed by the Company for 90 days; drivers are eligible to participate following one year of service. Employees involved in the Plan may contribute up to 20% of their compensation, on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the Plan are invested, at the direction of the participant. Under one investment option, the Company makes matching contributions to the Plan. Insignificant contributions were made by the Company to this plan during the years ended June 30, 1998, 1997 and 1996.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  MAJOR CUSTOMERS:

     The Company had sales to unaffiliated customers, which individually represented more than 10% of the Company's transportation sales as follows:


        CUSTOMER           1998              1997              1996
     --------------    -------------     --------------    --------------
            A               31%               25%               19%
            B               11%               10%               --
            C               --                --                12%


     At June 30, 1998, approximately $2,700,000 or 49% of the Company's accounts receivable were due from two customers.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                                               Schedule II

                                                             ADDITIONS
                                           BALANCE AT        CHARGED TO                          BALANCE AT
                                           BEGINNING         COSTS AND                             END OF
CLASSIFICATION                             OF PERIOD         EXPENSES          DEDUCTIONS          PERIOD
--------------                             ---------         --------          ----------          ------
For the year ended
         June 30, 1998:

         Accumulated amortization -
              Goodwill                     $  360,000        $  120,000        $     --          $  480,000
         Allowance for doubtful
                  accounts                     75,000              --                --              75,000

For  the year ended June 30, 1997:

         Accumulated amortization -
                  Goodwill                 $  599,000        $2,187,000        $2,426,000        $  360,000
         Allowance for doubtful
              accounts                        122,000            31,000            78,000            75,000

For the year ended June 30, 1996:

         Accumulated amortization -
              Goodwill                     $  392,000        $  207,000        $     --          $  599,000
         Accumulated amortization -
              Covenants                        39,000            14,000            53,000              --
         Allowance for doubtful
              accounts                        198,000           110,000           186,000           122,000

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 25, 1998.


                                  Country Wide Transport Services, Inc.

                             By:    /s/Timothy Lepper
                                    Timothy Lepper, President
                                    Chief Executive Officer
                                    Chief Financial Officer
                                    and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons constituting a majority of the directors of the registrant on September 25, 1998.


SIGNATURES                       TITLE                    DATE
----------                       -----                    ----



/s/Timothy Lepper               Chairman, President       September 25, 1998
-------------------------       CEO, Director
Timothy Lepper




/s/Mark Boyer                   Director                  September 25, 1998
-------------------------
Mark Boyer





/s/Wayne N. Parry               Secretary, Director       September 25, 1998
-------------------------
Wayne N. Parry