Form 10-Q
period 1998-09-30
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1998-11-10
CIK 810950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

                    Quarter Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    ----------------------------------------


For Quarter Ended September 30, 1998              Commission File Number 0-23360

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
               (Exact name of registrant as specified in charter)

           DELAWARE                                               95-4105996
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  119 Despatch Drive, East Rochester, NY        14445
                 (Address of principal executive offices)     (Zip Code)

                                 (716) 381-5470
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The number of shares of common stock outstanding as of October 30, 1998 was 4,248,100

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies


                                      INDEX

Part I - Financial Information                                                          Page
------------------------------                                                          ----
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets--September 30, 1998
             and June 30, 1998                                                            3

         Condensed Consolidated Statements of Operations--Three Months Ended
             September 30, 1998 and 1997                                                  4

         Condensed Consolidated Statements of Cash Flows--Three
             Months Ended September 30, 1998 and 1997                                     5

         Notes to Condensed Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                        8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       9


Part II - Other Information

Item 5.  Other Information                                                               10

Item 6.  Exhibits and reports on form 8K                                                 10

Signatures                                                                               11

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                              September 30,    June 30,
                                                                                  1998           1998*
                                                                              -------------    --------
                                                                               (Unaudited)
                                     ASSETS
Current assets:
    Cash                                                                         $    12        $     6
    Accounts receivable, net                                                       4,900          5,548
    Accounts receivable, miscellaneous                                                91            112
    Driver advances                                                                   17             13
    Prepaid expenses                                                                  77             38
                                                                                 -------        -------
          Total current assets                                                     5,097          5,717

Property and equipment, net                                                          281            263

Other assets:
    Deposits                                                                          34             34
    Excess of purchase price over fair value of net assets acquired, net           2,489          2,518
                                                                                 -------        -------
          Total Assets                                                           $ 7,901        $ 8,532
                                                                                 =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                     $ 4,693        $ 5,088
    Liabilities in excess of assets of discontinued subsidiary                       127            150
                                                                                 -------        -------
          Total current liabilities                                                4,820          5,238

Long-term debt, less current portion                                               2,090          2,514
                                                                                 -------        -------
          Total liabilities                                                        6,910          7,752
                                                                                 -------        -------
Stockholders' equity :
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
       issuable in series, none issued                                                --             --
    Common stock, $.10 par value,  6,000,000 shares authorized, 4,248,100 shares
       issued and outstanding at Sept. 30, 98 and June 30, 1998, respectively       425            425
    Additional paid-in capital                                                     8,110          8,110
    Accumulated deficit                                                           (7,544)        (7,755)
                                                                                 -------        -------
          Total stockholders' equity                                                 991            780
                                                                                 -------        -------
          Total liabilities and stockholders' equity                             $ 7,901        $ 8,532
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

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                      (In Thousands, except Per Share Data)

                                                        Three Months Ended
                                                          September 30,
                                                   ----------------------------
                                                      1998              1997
                                                   -----------      -----------
Revenue                                            $     9,381      $     8,497
                                                   -----------      -----------

Operating costs and expenses:
    Purchased transportation                             8,239            7,493
    Salaries and related expenses                          572              447
    Operating expenses                                      39               44
    General supplies and expenses                          222              214
    Depreciation and amortization                           49               41
                                                   -----------      -----------
       Total operating costs and expenses                9,121            8,239
                                                   -----------      -----------

Operating income                                           260              258

Other income (expense):
    Interest expense                                       (52)             (45)
    Other, net                                               3               --
                                                   -----------      -----------


Income before provision for income taxes                   211              213

Income tax expense                                          --               20
                                                   -----------      -----------

Net income                                         $       211      $       193
                                                   ===========      ===========

Earnings per common share:
    Basic                                          $      0.05      $      0.05
                                                   ===========      ===========
    Diluted                                        $      0.04      $      0.04
                                                   ===========      ===========

Weighted average number of common
  shares                                             4,248,100        4,248,100
                                                   ===========      ===========


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

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                       Three Months Ended
                                                                         September 30,
                                                                      --------------------
                                                                         1998       1997
                                                                      --------    --------
Cash flows from operating activities:
    Net income                                                        $    211    $    193
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                     49          41

    (Increase) decrease in:
       Accounts receivable                                                 648      (1,353)
       Accounts receivable, miscellaneous                                   21           3
       Drivers advances                                                     (4)          2
       Prepaid expenses                                                    (39)         (4)
       Deposits                                                             (1)         --
    Increase (decrease) in:
       Accounts payable and accrued liabilities                           (395)        358
       Liabilities in excess of assets of discontinued subsidiaries        (23)         --
       Liabilities in excess of assets of discontinued operations           --         (48)
                                                                      --------    --------
          Net cash provided by (used in)  operating activities             467        (808)
                                                                      --------    --------

Cash flows from investing activities:
    Additions to property and equipment                                    (37)         (9)
                                                                      --------    --------
          Net cash used in investing activities                            (37)         (9)
                                                                      --------    --------

Cash flows from financing activities:
    Principal payments on borrowings                                  $(10,163)   $ (7,195)
    Proceeds from borrowings                                             9,739       8,012
                                                                      --------    --------
          Net cash provided by (used in) financing activities             (424)        817
                                                                      --------    --------

Increase in cash                                                             6          --
Cash, beginning of period                                                    6          10
                                                                      --------    --------
Cash, end of period                                                   $     12          10
                                                                      ========    ========

Supplemental disclosure of cash flow information:

    Cash paid for:
       Interest                                                       $     52    $     45
                                                                      ========    ========
       Income taxes                                                   $     --    $     16
                                                                      ========    ========

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

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   Summary of Significant Accounting Policies

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the year ended June 30, 1998

2.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three months ended September 30, 1998 and 1997 and the cash flows for the three months ended September 30, 1998 and 1997. The results of operations for the three month period ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited consolidated financial statements for the year ended June 30, 1998.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3.   Property and Equipment

     Property and equipment consisted of the following (000 omitted):

                                     September 30,    June 30,       Estimated
                                         1998           1998       Useful Lives
                                     -------------    -------      ------------
                                                                   4 to 5 years
Furniture and office equipment          $ 303          $ 268       life of lease
Leasehold improvements                    155            154
                                        -----          -----
                                          458            422

Less accumulated depreciation
   and amortization                      (177)          (159)
                                        -----          -----
                                        $ 281          $ 263
                                        =====          =====


4.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                               September 30,     June 30
                                                   1998            1998
                                               -------------     -------
Accounts payable                                  $2,586         $2,913
Accrued purchased transportation                   1,900          1,948
Other accrued expenses                               207            227
                                                  ------         ------
                                                  $4,693         $5,088
                                                  ======         ======

5.  Earnings Per Share (In Thousands, Except Per Share Data)

                                                            For the Three Months Ended
                                                                  September 30,
                                                            --------------------------
                                                                1998          1997
                                                            -----------    -----------
                  Basic Earnings per Share
Net income                                                    $  211,000   $  193,000
Less - preferred stock dividends                                      --           --
                                                              ----------   ----------

     Net income applicable to common shareholders             $  211,000   $  193,000
                                                              ==========   ==========

Weighted average number of common shares                       4,248,100    4,248,100
                                                              ==========   ==========

Basic Earnings  per Share                                           0.05         0.05
                                                              ==========   ==========


                  Diluted Earnings per Share

Net income applicable to common shareholders                     211,000      193,000
Add:
     preferred stock dividend                                         --           --
                                                              ----------   ----------

                  Net income for diluted earnings per share      211,000      193,000
                                                              ==========   ==========

Weighted average number of shares use in
     calculating basic earnings per common share               4,248,100    4,248,100

Add-common equivalent shares (determined
     using the "treasury stock" method) representing
     shares issuable upon exercise of options                    757,273      735,073
                                                              ----------   ----------

Weighted average number of shares used in
     calculation of diluted earnings per share                 5,005,373    4,983,173
                                                              ==========   ==========

Diluted Earnings per Share                                          0.04         0.04
                                                              ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the three month period ended September 30, 1998 amounted to $211,000 compared to net income of $193,000 for the prior year three month period ended September 30, 1997, an increase of 9.3%. The improved results were due to increased business levels at the Company's subsidiary, Vertex Transportation, Inc.

Transportation revenue for the three months ended September 30, 1998, increased 10.4% to $9,381,000 from $8,497,000 for the prior year three month period ended September 30, 1997. Net revenue percentage, after purchased transportation, for the three months ended September 30, 1998 was 12.2% versus 11.8% for the comparable prior year period.

Operating costs for the three month period ended September 30, 1998, increased 10.7% to $9,121,000 from $8,239,000 for the prior year three month period ended September 30, 1997. This increase was due to the increase in business levels coupled with additional investment in personnel levels to support future growth. As a percentage of sales, operating costs for the three month period ended September 30, 1998, increased 0.3% over the comparable prior year period as a result of increased personnel cost to support future growth.

Depreciation and amortization expense for the three month period ended September 30, 1998, was $49,000 as compared to $41,000 for the comparable prior year period. Interest expense for the three month period ended September 30,1998, was $52,000 as compared to $45,000 for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

On April 29, 1997, the Company, through its Vertex Transportation, Inc. subsidiary, secured new financing with a commercial bank. The new facility is a three year contract which allows for borrowing of up to $4,000,000 which is limited to 80% of eligible accounts receivable. The agreement bears an interest rate of the bank's prime rate plus 2 1/2%. At September 30, 1998 the Company had borrowings of $2,089,945 and unused borrowing capacity of $1,193,166.

At September 30, 1998, the Company's ratio of current assets to current liabilities and its debt to equity were 1.06:1 and 7.0:1 respectively, as compared to 1.09:1 and 9.9:1 respectively at June 30, 1998.

The Company ended the September 30, 1998 period with $12,000 of cash and working capital of $277,000. Based upon the Company's expected cash flow from operations and funds available as of September 30, 1998, from it's credit facility, management believes that the Company's capital resources are sufficient to meet its present and anticipated operating needs.

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

Lastly, the company also believes that it does not have significant exposure to embedded technology problems, except for possible problems that could have widespread effects. The Company's offices are in a stand-alone, single story building with basic utilities and HVAC and security systems, each which could be replaced without material expense to the Company. Thus, the Company's primary exposure to embedded technology problems appears to focus on communications and utilities. If electricity became unavailable or erratic, or if telephone, fax, e-mail, and/ or mail systems became unusable or erratic, the Company might have severe difficulties in maintaining its business operations. The Company does not have a contingency plan with respect to a possible loss of electricity, telephone, or mail systems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies


                                    Part II.

ITEM 5. OTHER INFORMATION

          None

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


                                           COUNTRY WIDE TRANSPORT SERVICES, INC.
                                           Registrant


DATED:  November 9, 1998                   /S/ Timothy Lepper
                                           Timothy Lepper, President
                                           Chief Executive Officer
                                           Chief Financial Officer
                                           and Principal Accounting Officer