Form 10-Q
period 1998-12-31
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1999-02-12
CIK 810950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended December 31, 1998              Commission File Number 0-23360

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
               (Exact name of registrant as specified in charter)

       DELAWARE                                              95-4105996
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         Identification No.)

 119 Despatch Drive, East Rochester, New York                  14445
(Address of principal executive offices)                    (Zip Code)

                                 (716) 381-5470
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The number of shares of Common Stock outstanding as of February 2, 1999 was 4,248,100.

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies


                                      INDEX

Part I - Financial Information                                              Page
                                                                            ----
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets--December 31, 1998
           and June 30, 1998                                                   3

         Condensed Consolidated Statements of Operations--Three
           Months and Six Months Ended December 31, 1998 and 1997              4

         Condensed Consolidated Statements of Cash Flows--Six
           Months Ended December 31, 1998 and 1997                             5

         Notes to Condensed Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk            9


Part II - Other Information

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                     10


Signatures                                                                    11

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                                December 31,  June 30,
                                                                                   1998         1998*
                                                                                -----------   --------
                        ASSETS                                                  (Unaudited)
Current assets:
     Cash                                                                          $    12    $     6
     Accounts receivable, net                                                        5,046      5,548
     Accounts receivable, miscellaneous                                                137        112
     Driver advances                                                                    15         13
     Prepaid expenses                                                                   43         38
                                                                                   -------    -------
                  Total current assets                                               5,253      5,717

Property and equipment, net                                                            263        263

Other assets:
     Deposits                                                                           35         34
     Excess of purchase price over fair value of net assets acquired, net            2,459      2,518
                                                                                   -------    -------
                  Total assets                                                     $ 8,010    $ 8,532
                                                                                   =======    =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                      $ 4,735    $ 5,088
     Liabilities in excess of assets of discontinued subsidiary                        127        150
                                                                                   -------    -------

                  Total current liabilities                                          4,862      5,238

Long-term debt, less current portion                                                 2,056      2,514
                                                                                   -------    -------
                  Total liabilities                                                  6,918      7,752
                                                                                   -------    -------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
        issuable in series, none issued                                                 --         --
     Common stock, $.10 par value, 6,000,000 shares authorized, 4,248,100 shares
        issued and outstanding at Dec. 31, 1998 and June 30, 1998 respectively         425        425
     Additional paid-in capital                                                      8,110      8,110
     Accumulated deficit                                                            (7,443)    (7,755)
                                                                                   -------    -------
                  Total stockholders' equity                                         1,092        780
                                                                                   -------    -------
                  Total liabilities and stockholders' equity                       $ 8,010    $ 8,532
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

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                      (In Thousands, except Per Share Data)

                                                                          Three Months Ended                  Six Months Ended
                                                                             December 31,                        December 31,
                                                                     --------------------------          --------------------------
                                                                       1998              1997              1998              1997
                                                                     --------          --------          --------          --------
Transportation revenue                                               $  9,385          $  8,656          $ 18,766          $ 17,153
                                                                     --------          --------          --------          --------

Operating costs and expenses:
     Purchased transportation                                           8,128             7,572            16,367            15,066
     Salaries and related expenses                                        584               455             1,156               901
     Operating expenses                                                    39                45                71                89
     General supplies and expenses                                        434               236               662               451
     Depreciation and amortization                                         50                41                99                82
                                                                     --------          --------          --------          --------
       Total operating costs and expenses                               9,235             8,349            18,355            16,589
                                                                     --------          --------          --------          --------

Operating income                                                          150               307               411               564

Other income (expense):
     Interest expense                                                     (50)              (57)             (102)             (101)
     Other, net                                                            --                --                 2                --
                                                                     --------          --------          --------          --------

Income before provision for  income taxes                                 100               250               311               463

Income tax expense                                                         --                38                --                58
                                                                     --------          --------          --------          --------

Net income                                                           $    100          $    212          $    311          $    405
                                                                     ========          ========          ========          ========

Earnings per common share:
     Basic                                                           $   0.02          $   0.05          $   0.07          $   0.10
                                                                     ========          ========          ========          ========
     Diluted                                                         $   0.02          $   0.04          $   0.06          $   0.08
                                                                     ========          ========          ========          ========


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

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                    Six Months Ended
                                                                      December 31,
                                                                 ---------------------
                                                                   1998         1997
                                                                 --------     --------
Cash flows from operating activities:
     Net income                                                  $    311    $    405
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                               99          82

     (Increase) decrease in
        Accounts receivable                                           502      (1,261)
        Accounts receivable - miscellaneous                           (25)          5
        Driver advance                                                 (2)         (2)
        Prepaid expenses                                               (5)         (4)
        Deposits                                                       (1)         --
     Increase (decrease) in:
        Notes payable - current portion                                --          13
        Accounts payable and accrued liabilities                     (353)       (239)
        Liabilities in excess of discontinued subsidiary              (23)        (56)
        Liabilities in excess of discontinued operations               --         (35)
                                                                 --------    --------
           Net cash provided by (used in) operating activities        503      (1,092)
                                                                 --------    --------

     Cash flows from investing activities:
        Additions to property and equipment                           (39)        (24)
                                                                 --------    --------
           Net cash used in investing activities                      (39)        (24)
                                                                 --------    --------

Cash flows from financing activities:
     Principal payments on borrowings                            $(19,359)   $(15,975)
     Proceeds from borrowings                                      18,901      17,085
                                                                 --------    --------
           Net cash provided by (used in) financing activities       (458)      1,110
                                                                 --------    --------

Increase (decrease) in cash                                             6          (6)
Cash, beginning of period                                               6          10
                                                                 --------    --------
Cash, end of period                                              $     12    $      4
                                                                 ========    ========

Supplemental disclosure of cash flow information:

     Cash paid for:
        Interest                                                 $    107    $    101
                                                                 ========    ========
        Income Taxes                                             $     --    $     58
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

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   Summary of Significant Accounting Policies
     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended June 30, 1998.

2.   Statement of Information Furnished
     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998, the results of operations for the three months and six months ended December 31, 1998 and 1997 and the cash flows for the six months ended December 31, 1998 and 1997. The results of operations for the three month and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited consolidated financial statement for the year ended June 30, 1998

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3.   Property and Equipment

     Property and equipment consisted of the following (000 omitted):

                                        December 31,    June 30,     Estimated
                                           1998          1998      Useful Lives
                                        -----------     -------    ------------
     Furniture and office equipment        $ 305         $ 268     4 to 5 years
     Leasehold improvements                  155           154     life of lease
                                           -----         -----
                                             460           422

     Less accumulated depreciation          (197)         (159)
                                           -----         -----
                                           $ 263         $ 263
                                           =====         =====

4.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                               December 31,   June 30,
                                                  1998          1998
                                               -----------    --------
          Accounts payable                        $2,815        $2,913
          Accrued purchased transportation         1,692         1,948
          Other accrued expenses                     228           227
                                                  ------        ------
                                                  $4,735        $5,088
                                                  ======        ======

5.  Earnings Per Share (In Thousands, Except Per Share Data)

                                                                  For the Three Months Ended            For the Six Months Ended
                                                                          December 31,                        December 31,
                                                                 ----------------------------       -----------------------------
                                                                    1998              1997              1998            1997
                                                                 ----------        ----------        ----------        ----------
                       Basic Earnings Per Share
     Net income (loss)                                           $      100        $      212        $      311        $      405
     Less - preferred stock dividends                                    --                --                --                --
                                                                 ----------        ----------        ----------        ----------

          Net income applicable to
           common shareholders                                   $      100        $      212        $      311        $      405
                                                                 ==========        ==========        ==========        ==========

     Weighted average number of common shares                     4,248,100         4,248,100         4,248,100         4,248,100
                                                                 ==========        ==========        ==========        ==========


     Basic Earnings per Share                                          0.02              0.05              0.07              0.10
                                                                 ==========        ==========        ==========        ==========

                       Diluted Earnings per Share

     Net income from primary income per
          common share                                                  100               212               311               405
     Add:
          preferred stock dividend                                       --                --                --                --
                                                                 ----------        ----------        ----------        ----------

             Net income for diluted earnings per share                  100               212               311               405
                                                                 ==========        ==========        ==========        ==========

     Weighted average number of shares used in
          calculating basic earnings per common share             4,248,100         4,248,100         4,248,100         4,248,100

     Add -  common equivalent shares (determined
          using the "treasury stock" method) representing
          shares issuable upon exercise of options                  752,321           735,073           754,594           735,073
                                                                 ----------        ----------        ----------        ----------

          Weighted average number of shares used in
             calculation of diluted earnings per share            5,000,421         4,983,173         5,002,694         4,983,173
                                                                 ==========        ==========        ==========        ==========

     Diluted Earnings per Share                                  $     0.02        $     0.04        $     0.06        $     0.08
                                                                 ==========        ==========        ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income for the three months and six months ended December 31, 1998 amounted to $99,946 and $310,604 respectively compared to $212,148 and $404,779 for the prior year periods. The earnings decrease was due to increased costs in payroll and general expenses related to the addition and training of personnel.

Revenue for the three month period ended December 31, 1998 increased 8.4% to $9,384,998 from $8,655,770 for the same three month prior year period, while six month revenue increased 9.4% to $18,765,701 from $17,152,517 for the six month prior year period. The increase in revenue was the result of existing account penetration as well as new business. The increase for the three month period ending December 31, 1998, was negatively affected by a decrease in expected revenue from the Company's largest customer. The Company has been notified by this customer to expect decreasing revenues throughout the remainder of the year due to cost cutting programs initiated by the customer.

Operating costs for the three month and six month period ended December 31, 1998 increased by $885,614 and $1,767,367 from the respective prior year period. As a percentage of sales, operating costs for the three month and six month period ended December 31, 1998, increased 2% and 1.1% respectively from the prior year period. The increased costs were related to an increase in personnel and additional expenses from our consulting division.

Depreciation and amortization expense for the three month and six month period ended December 31, 1998 was $49,767 and $98,661 respectively as compared with $41,139 and $82,277 for the prior year periods. Interest expense was $50,228 for the three month period and $102,352 for the six month period ending December 31, 1998 as compared to $56,513 and $101,280 for the prior year periods.

In expectation of increasing business level and the beginning of a new solutions division, the Company invested in new personnel. Due to a decrease in business from the Company's largest customer and a delay in the implementation of a new customer, the results were a decrease in operating and net income.

LIQUIDITY AND CAPITAL RESOURCES

On April 29, 1997, the Company, through its Vertex Transportation, Inc. subsidiary, secured new financing with a commercial bank. The new facility is a three year contract which allows for borrowing of up to $4,000,000 which is limited to 80% of eligible accounts receivable. The agreement bears an interest rate at the bank's prime lending rate plus 2 1/2%. At December 31, 1998 the Company had borrowings of $2,056,546 and unused borrowing capacity of $1,612,113.

At December 31, 1998, the Company's ratio of current assets to current liabilities and its debt to equity were 1.1:1 and 6.3:1, respectively, as compared to 1.09:1 and 9.9:1, respectively at June 30, 1998.

The Company ended the December 31, 1998 period with $12,000 of cash and working capital of $391,583. Based upon the Company's expected cash flow from operations and funds available as of December 31, 1998, from its credit facility, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs.

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

The independent developer of the Company's customized software system has advised the Company that the system, including computer firmware, is Year 2000 compliant. In spring 1999 the Company will be administering testing scenarios. If the computer system needed even major overhaul in order to become Year 2000 compliant, the Company believes that necessary expense and time will be allocated to do it.

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

                                           COUNTRY WIDE TRANSPORT SERVICES, INC.
                                           Registrant



DATED:  February 5, 1999                   /s/Timothy Lepper
                                           -------------------------------------
                                           Timothy Lepper, President,
                                           Chief Executive Officer,
                                           Chief Financial Officer,
                                           and Principal Accounting Officer