Form 10-Q
period 1999-03-31
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1999-05-14
CIK 810950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ----------

For Quarter Ended March 31, 1999                  Commission File Number 0-23360

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The number of shares of common stock outstanding as of April 30, 1999 was 4,248,100

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies


                                      INDEX





Part I - Financial Information                                              Page

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets--March 31, 1999
                  and June 30, 1998                                            3

              Condensed Consolidated Statements of Operations--
                  Three Months Ended March 31, 1999 and 1998, and
                  Nine Months Ended March 31, 1999 and 1998                    4

              Condensed Consolidated Statements of Cash Flows--Nine
                  Months Ended March 31, 1999 and 1998                         5

              Notes to Condensed Consolidated Financial Statements             6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

Part II - Other Information

Item 5.       Other Information                                               10

Item 6.       Exhibits and reports on form 8K                                 10

Signatures                                                                    11

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies

                      Condensed Consolidated Balance Sheets

                                 (In Thousands)

                                                                                  March 31,   June 30,
                                                                                    1999       1998*
                                                                                  --------    -------
                                                                                 (Unaudited)
                                 ASSETS
Current assets:
    Cash                                                                           $     8    $     6
    Accounts receivable, net                                                         4,709      5,548
    Accounts receivable, miscellaneous                                                 148        112
    Driver advances                                                                     16         13
    Prepaid expenses                                                                    56         38
                                                                                   -------    -------
          Total current assets                                                       4,937      5,717

Property and equipment, net                                                            246        263

Other assets:
    Deposits                                                                            36         34
    Excess of purchase price over fair market value of net assets acquired, net      2,429      2,518
                                                                                   -------    -------

          Total Assets                                                             $ 7,648    $ 8,532
                                                                                   =======    =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                       $ 4,275    $ 5,088
    Liabilities in excess of assets of discontinued subsidiary                         127        150
                                                                                   -------    -------

          Total current liabilities                                                  4,402      5,238

Long-term debt, less current portion                                                 1,944      2,514

          Total liabilities                                                          6,346      7,752
                                                                                   -------    -------

Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
       issuable in series, none issued                                                  --         --
    Common stock, $.10 par value,  6,000,000 shares authorized, 4,248,100 shares
       issued and outstanding at March 31, 1999 and June 30, 1998, respectively        425        425
    Additional paid-in capital                                                       8,110      8,110
    Retained earnings                                                               (7,233)    (7,755)
                                                                                   -------    -------
          Total stockholders' equity                                                 1,302        780
                                                                                   -------    -------

          Total liabilities and stockholders' equity                               $ 7,648    $ 8,532
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

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                      (In Thousands, except Per Share Data)

                                            Three Months Ended       Nine Months Ended
                                                 March 31,                March 31,
                                            --------------------    --------------------
                                              1999        1998        1999        1998
                                            --------    --------    --------    --------
Transportation revenue                      $  8,290    $  8,291    $ 27,055    $ 25,444
                                            --------    --------    --------    --------

Operating costs and expenses:
    Purchased transportation                   7,119       7,280      23,485      22,346
    Salaries and related expenses                566         515       1,722       1,416
    Operating expenses                            56          46         127         135
    General supplies and expenses                264         195         926         645
    Depreciation and amortization                 50          42         149         125
                                            --------    --------    --------    --------
       Total operating costs and expenses      8,055       8,078      26,409      24,667
                                            --------    --------    --------    --------

Operating income                                 235         213         646         777

Other income (expense):
    Interest expense                             (45)        (48)       (148)       (149)
    Other, net                                    21          74          23          73
                                            --------    --------    --------    --------

Income before provision for income taxes         211         239         521         701

Income tax expense                                --          15          --          73
                                            --------    --------    --------    --------

Net income                                  $    211    $    224    $    521    $    628
                                            ========    ========    ========    ========

Earnings per common share:
    Basic                                   $   0.05    $   0.05    $   0.12    $   0.15
                                            ========    ========    ========    ========
    Diluted                                 $   0.04    $   0.04    $   0.10    $   0.13
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

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      and Consolidated Subsidiary Companies

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (In Thousands)

                                                                       Nine Months Ended
                                                                            March 31,
                                                                      --------------------
                                                                        1999        1998
                                                                      --------    --------
Cash flows from operating activities:
    Net income                                                        $    521    $    628
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                    149         125
    (Increase) decrease in:
       Accounts receivable                                                 839        (473)
       Accounts receivable, miscellaneous                                  (36)         (1)
       Drivers advances                                                     (3)        (10)
       Prepaid expenses                                                    (18)        (20)
       Deposits                                                             (2)         --
    Increase (decrease) in:
       Notes Payable - current portion                                      --        (160)
       Accounts payable and accrued liabilities                           (813)        (52)
       Liabilities in excess of assets of discontinued subsidiaries        (23)        (78)
       Liabilities in excess of assets of discontinued operations           --         (81)
                                                                      --------    --------
          Net cash provided by (used in) operating activities              614        (122)
                                                                      --------    --------

Cash flows from investing activities:
    Additions to property and equipment                                    (42)       (102)
                                                                      --------    --------
          Net cash (used in) investing activities                          (42)       (102)
                                                                      --------    --------

Cash flows from financing activities:
    Principal payments on borrowings                                  $(28,143)   $(25,102)
    Proceeds from borrowings                                            27,573      25,324
                                                                      --------    --------
          Net cash provided by (used in) financing activities             (570)        222
                                                                      --------    --------

Increase (decrease) in cash                                                  2          (2)
Cash, beginning of period                                                    6          10
                                                                      --------    --------
Cash, end of period                                                   $      8    $      8
                                                                      ========    ========

Supplemental disclosure of cash flow information:

    Cash paid for:
       Interest                                                       $    159    $    123
                                                                      ========    ========
       Income taxes                                                   $     --    $     73
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months and nine months ended March 31, 1999 and 1998 and the cash flows for the nine months ended March 31, 1999 and 1998. The results of operations for the three and nine month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3.   Property and Equipment

     Property and equipment consisted of the following (000 omitted):

                                                 March 31,                  June 30,                  Estimated
                                                   1999                       1998                  Useful Lives
                                            ------------------         -----------------         ------------------
     Furniture and office equipment         $              305         $             268         4 to 5 years
     Leasehold improvements                                158                       154         life of lease
                                            ------------------         -----------------
                                                           463                       422

     Less accumulated depreciation
        and amortization                                  (217)                     (159)
                                            -------------------        ------------------
                                            $              246         $             263
                                            ==================         =================

4.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                                       March 31,    June 30,
                                                         1999         1998
                                                        ------       ------

     Accounts payable                                   $2,507       $2,913
     Accrued purchased transportation                    1,535        1,948
     Other accrued expenses                                233          227
                                                        ------       ------
                                                        $4,275       $5,088
                                                        ======       ======

5.   Earnings Per Share (In Thousands, Except Per Share Data)

                                                            For the Three            For the Three
                                                            Months Ended              Months Ended
                                                              March 31,                  March 31
                                                       -----------------------   -----------------------
                                                          1999         1998         1999         1998
                                                       ----------   ----------   ----------   ----------
                  Basic Earnings Per Share

Net income                                             $      211   $      224   $      521   $      628
Less - preferred stock dividends                               --           --           --           --
                                                       ----------   ----------   ----------   ----------

     Net income applicable to
      common shareholders                              $      211   $      224   $      521   $      628
                                                       ==========   ==========   ==========   ==========

Weighted average number of common shares                4,248,100    4,248,100    4,248,100    4,248,100
                                                       ==========   ==========   ==========   ==========


Basic Earnings per Share                               $     0.05   $     0.05   $     0.12   $      .15
                                                       ==========   ==========   ==========   ==========



                  Diluted Earnings per Share


Net income from basic income per
     common share $                                           211   $      224   $      521   $      628
Add:
     preferred stock dividend                                  --           --           --           --
                                                       ----------   ----------   ----------   ----------

        Net income for diluted earnings per share      $      211   $      224   $      521   $      628
                                                       ==========   ==========   ==========   ==========

Weighted average number of shares used in
     calculating basic earnings per common share        4,248,100    4,248,100    4,248,100    4,248,100

Add -  common equivalent shares (determined
     using the "treasury stock" method) representing
     shares issuable upon exercise of options             720,126      755,007      746,088      736,059
                                                       ----------   ----------   ----------   ----------

     Weighted average number of shares used in
        calculation of diluted earnings per share       4,968,276    5,003,107    4,994,188    4,984,159
                                                       ==========   ==========   ==========   ==========

Diluted Earnings per Share                             $     0.04   $     0.04   $     0.10   $      .13
                                                       ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the three and nine months ended March 31, 1999, amounted to $210,568 and $521,172 respectively compared to $223,229 and $628,008 for the prior year periods.

Revenue for the three month period ended March 31, 1999, was $8,289,743 as compared to $8,291,391 for the prior year period. For the nine month period ended March 31, 1999, the revenue increased 6.3% to $27,055,444 from $25,443,909 for the prior year period. The increase was due to increased account penetration.

Operating costs for the three month period ended March 31, 1999, decreased $23,967 and increased $1,743,399 for the nine months ended March 31, 1999. As a percentage of sales, operating costs for the three and nine month period decreased 0.3% and increased 0.7% for the respective prior year period.

Depreciation and amortization expense for the three month and nine month period ended March 1999, was $49,982 and $148,643 as compared with $42,338 and $124,615 for the respective prior year periods. Interest expense was $45,375 for the three month period and $147,727 for the nine month period as compared to $48,108 and $149,388 for the prior year periods.

During the period the Company was able to introduce new business and reduce expenses which enabled the results to equal the prior year three month period.

LIQUIDITY AND CAPITAL RESOURCES

On April  29,  1997,  the  Company,  through  its  Vertex  Transportation,  Inc.
subsidiary, secured financing with a commercial bank. The facility is a three year contract which allows for borrowings of up to $4,000,000 which are limited to 80% of eligible accounts receivable. The agreement bears an interest rate of the bank's prime rate plus 2 1/2%. At March 31, 1999 the Company had borrowings of $1,944,015 and unused borrowing capacity of $1,301,539.

At March 31, 1999, the Company's ratio of current assets to current liabilities and its debt to equity were 1.1:1 and 4.9:1 respectively, as compared to 1.1:1 and 9.9:1 respectively at June 30, 1998.

The Company ended the March 31, 1999 period with $8,000 of cash and working capital of $535,000. Based upon the Company's expected cash flow from operations and funds available from it's April 29, 1997 credit facility, management believes that the Company's capital resources are sufficient to meet its present and anticipated operating needs.

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

Not applicable.


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

                                    COUNTRY WIDE TRANSPORT SERVICES, INC.
                                    Registrant





DATED:  May 6, 1999                 S/Timothy Lepper
                                    --------------------------------------------
                                    Timothy Lepper, President,
                                    Chief Executive Officer,
                                    Chief Financial Officer,
                                    and Principal Accounting Officer