Form 10-K
period 1999-06-30
COUNTRY WIDE TRANSPORT SERVICES INC
filed 1999-10-13
CIK 810950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20540

                                    FORM 10-K

|X|   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                     For the fiscal year ended June 30, 1999

                           Commission File No. 0-23360

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                      -------------------------------------
                (Name of Registrant as specified in its charter)

            Delaware                                              95-4105996
            --------                                              ----------
  (State or Other Jurisdiction                                (I.R.S. Employer
         of Organization)                                    identification No.)

  119 Despatch Drive, East Rochester, N.Y.                          14445
  ----------------------------------------                          -----
 (Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:              (716) 381-5470
                                                                 --------------

Securities registered pursuant to                         Name of Each Exchange
Section 12(b) of the Exchange Act:                        on Which Registered
        None                                              -------------------
                                                                   None

Securities registered pursuant to Section 12(g) of the Exchange Act (The Company has filed a Form 15 for termination of Section 12(g)):

      Title of Each Class
      -------------------

      Common Stock, $.10

      Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K |_|

      As of September 17, 1999 there were 5,098,100 shares of the Company's Common Stock, $.10 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on September 17, 1999 was $546,105.

Documents incorporated by reference:
      Annual Proxy Statement dated July 30, 1999

                                     PART I

ITEM 1. BUSINESS

Introduction

      Country Wide Transport Services, Inc. (the "Company") was a non-asset based, full service domestic freight forwarder. Operating entirely through its wholly-owned subsidiary, Vertex Transportation, Inc. ("Vertex"), the Company provided customers with a complete range of transportation services, including truckload, less-than-truckload (LTL), consolidation and distribution, logistics management, intermodal, and international.

On June 21, 1999, the Company entered into an Asset Purchase Agreement with C.H Robinson Company to sell substantially all of the assets of Vertex. On July 30, 1999, the stockholders of the Company approved the sale as well as a Plan of Liquidation and Dissolution to be implemented subsequent to the sale. The Plan of Liquidation and Dissolution is contained in the Company's annual proxy statement dated July 30, 1999, and hereby incorporated by reference. As a result, the Company is a liquidating, non-operating entity. For further details see "Discontinued Operations" below in this Item 1.

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

Business History and Developments

      Country Wide Transport Services, Inc. ("CWTS") was incorporated in the State of Delaware in 1987. As of June 30, 1999, the Company had discontinued all of its operating segments.

      Through its wholly owned subsidiary, Vertex Transportation, Inc. ("Vertex"), the Company operated a full service logistics company which provides truckload, less-than truckload (LTL), intermodal, and international transportation services. In June 1999, the entered into an Asset Purchase Agreement to sell substantially all of Vertex's assets.

      Through its wholly owned subsidiary, Country Wide Truck Service, Inc. ("CW Truck"), an irregular-route, truckload common and contract carrier, the Company transported a wide variety of commodities requiring temperature control throughout the continental United States and Canada. Effective December 31, 1996, the Company discontinued CW Truck through an orderly liquidation process as a result of significant losses within the subsidiary.

Discontinued Operations

      CW Truck - Having experienced significant losses in CW Truck, the Company's Board of Directors decided to discontinue the subsidiary through an orderly liquidation. The Company closed the operations effective December 31, 1996 and made a General Assignment of all assets of its subsidiary, CW Truck, for the pro rata benefit of all creditors of the subsidiary. At the date of the assignment, CW Truck had liabilities in excess of assets in the amount of $1,347,000. Included in this balance was $404,000, which CWTS believed it would have to assume. As a result during the fiscal year ended June 30, 1997, the Company realized a net gain to the extent of unpaid liabilities (not guaranteed or accrued by CWTS) in excess of assets in the amount of $898,000.

      Vertex - On June 21, 1999, the Company entered into an Asset Purchase Agreement with C.H Robinson Company whereby the Company sold substantially all of the assets of Vertex to C.H. Robinson Company for a purchase price equal to the sum of (a) the tangible net book value of the assets acquired less the net book value of the liabilities and obligations assumed, (b) cash of $6,500,000, and (c) an earn-out equal to 50% of Vertex's Adjusted Pre-Tax Income for the first twelve months following the Closing Date over $1,000,000, up to a maximum payment of $500,000. The sale was approved by the stockholders at the annual stockholders meeting on July 30, 1999 and closed on August 2, 1999 resulting in a net gain of approximately $4,100,000.

      On July 30,1999, the stockholders of the Company also approved a Plan of Liquidation and Dissolution to be implemented subsequent to the sale of the operating assets of Vertex. Pursuant to the Plan and after the payment of or provision for the payment of liabilities, the Company will distribute all of its remaining assets to its stockholders through cash distributions. If all of the Company's assets are not sold or distributed prior to the second anniversary of the approval of the Plan, the remaining assets not sold or distributed will be transferred to a liquidating trust. On September 30, 1999, the Company made an initial distribution of $3,039,485 or $0.60 per share.

Risk Factors

      Outstanding Company Guarantee. In connection with the discontinuance of CW Truck in December 1996, CW Truck sold its rolling stock to Mid-Cal Express, Inc., a wholly owned subsidiary of U.S. Trucking, Inc., for the assumption of the related equipment leases and notes payable. As part of that transaction the creditors required that the Company guarantee these leases and notes. At June 30, 1999, the remaining balance on these obligations was approximately $2,861,000. U.S. Trucking, Inc. reported net income of $122,000 for the year ended December 31, 1998 and $314,000 for the six months ended June 30, 1999. While the Company's management believes that U.S. Trucking, Inc., will be able to meet its obligations on those notes and leases, there can be no assurance that it will be able to do so, nor can there be any assurance that the Company will not have to pay upon its guarantee. See Note 5 of the Company's audited financial statements.

      Material Dispositions of Assets. From September 1995 through July 1999 all of the Company's subsidiaries made substantial dispositions of assets, and those subsidiaries were liquidated. There can be no assurance that some unforeseen liability of the liquidated subsidiaries will not affect the Company's assets or liabilities in the future.

      Liquidity and Market Price. The Company was de-listed from trading on The Nasdaq SmallCap Market on August 13, 1996 due to its failure to maintain the necessary equity and other criteria of The Nasdaq Stock Market. The OTC Bulletin Board on which the Company's shares are now quoted must be viewed as having very little liquidity, and any amount of purchasing or selling of Company shares on that market could cause significant and abrupt price changes in the reported market prices for the shares. The Company has filed for de-registration of its common stock from the Securities Exchange Act of 1934 and will not be eligible for quotation on the OTC Bulletin Board.

ITEM 2. PROPERTIES

      At June 30,1999, the Company owned no rolling stock, but owned office, computer and other equipment having a book value at approximately $197,000. The Company leases the following facilities for the operation of Vertex Transportation, Inc. All of these leases were assumed by C.H. Robinson in conjunction with the sale of Vertex.

Locations                  Type                      Size                      Annual Rental
---------                  ----                      ----                      -------------

Victor, New York           Warehouse                 13,000 Sq. Ft             $52,000

East Rochester             Warehouse, Office         10,000 Sq. Ft             $90,000
New York
(see Item 13. Certain Relationships and Related Transactions)

Buffalo, New York          Office                       400 Sq. Ft             $ 2,400

ITEM 3. LEGAL PROCEEDINGS

      With the closing of the trucking and transportation operations the amount of litigation in which the Company has been involved has been substantially reduced. The nature of the Company's business, however, results in litigation of a derivative nature due to property damage or loss. The Company believes that all pending litigation is adequately covered by insurance and any adverse results in one or more of these matters will not have a material adverse effect on its financial position.

      During September 1995, the Company's transportation subsidiary, CW Truck had a cargo loss that approximated $600,000 filed against it by one of its customers, Eastman Kodak Company. The insurance carrier, National Union Fire Insurance, citing certain exceptions in the cargo policy, declined to pay the claim and referred the issue of coverage to litigation on February 27, 1996, in New York State Supreme Court. The customer additionally filed a cross claim against the Company. To preserve the relationship between the Company and the customer, the Company has paid to the customer a sum of $509,000 as of June 30, 1997, and an additional $150,000 during the fiscal year ended June 30, 1998, thereby having paid the customer in full for its loss. Those payments were made out of the operating revenues of the Company. The Company is pursuing legal action against the insurance carrier and its agent for the collection of the $659,000. In July 1998, an Order and Judgment granting the insurance carrier's Motion for Summary Judgment was filed. The Company has filed an appeal for the right to proceed to trial. In addition, the claim against the agent is still in litigation. It is management's belief that the suit against the insurance carrier will be successful and will reimburse the Company for substantially all funds paid to the customer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 30, 1999 the Company's annual meeting was held. At the meeting, Timothy Lepper was elected to serve as a director for a three-year term. The term of office as a director of Wayne N. Parry continues until the 2001 annual meeting, and the term of Mark T. Boyer continues until the annual meeting to be held in 2000.

      Also at the July 30, 1999 annual meeting, the shareholders ratified the selection of Hein + Associates LLP as the independent accountants of the Company.

      Also at the July 30, 1999 annual meeting shareholders approved the sale of substantially all of the assets of its only operating subsidiary to the C H Robinson Company, and adopted a Plan of Liquidation and Dissolution for the Company as outlined in the proxy statement dated July 30, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

      The Company's common stock was traded on the NASDAQ Small Cap Market under the symbol CWTS until August 1996. Having failed to meet the listing requirements of the NASDAQ Small Cap, the Company's shares have been traded on the OTC Bulletin Board since August 1996. The following table presents high and low prices for the Company's common stock published by the National Quotation Service, Inc., as well as the range of closing high and low bid prices as so reported. The quotations represent prices in the over-the-counter-market between dealers in securities and do not include retail markup, markdown or commissions and do not necessarily represent actual transactions. As a result of the Company's one for five reverse stock split, the Company's stock symbol under which the Company's shares are traded is CWTV. This change was effective May 19, 1997. Quarterly market price information for the Company's shares of common stock is as follows:

      Quarter Ending                      Bid Prices             Ask Prices
                                      ----------------        ----------------
                                      High         Low        High        Low
                                      ----         ---        ----        ---

         September 30, 1997           1.125        0.750      1.500       1.000

         December 31, 1997            1.060        0.530      1.375       0.500

         March 31, 1998               1.430        0.900      1.560       1.125

         June 30, 1998                2.250        1.125      2.438       1.156

         September 30, 1998           1.560        0.781      1.810       0.875

         December 30, 1998            1.531        1.031      1.981       1.125

         March 31, 1999               1.438        0.688      1.500       0.813

         June 30, 1999                0.688        0.344      0.813       0.406

Shareholders

As of June 30, 1999, the number of shareholders of record of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 162.

Dividend Policy

Pursuant to the Plan of Liquidation and Dissolution, the Company will effectively distribute all of its remaining assets to its stockholders through cash distributions. On September 30, 1999, the Company made an initial distribution of $3,039,485 or $0.60 per share.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is selected historical financial data of the Company and should be read in conjunction with the respective consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                             Statement of Operations
                      (in thousands, except per share data)

                                                        For the Year Ended June 30,
                                       ---------------------------------------------------------
                                         1999        1998        1997        1996         1995
                                       -------     -------     -------     -------     ---------
Transportation revenue                 $    --     $    --     $    --     $    --     $      --
                                       -------     -------     -------     -------     ---------

Loss from continuing operations           (663)       (517)       (507)        (79)         (100)

Income (loss) from discontinued
  operations                             1,323       1,457      (4,089)     (3,761)       (5,311)

Extraordinary Item                          --          --         898       2,370            --
                                       -------     -------     -------     -------     ---------

Net income (loss)                      $   660     $   940     $(3,698)    $(1,470)    $  (5,411)
                                       =======     =======     =======     =======     =========

Basic and diluted net income (loss)
  per common share
      Continuing operations            $ (0.15)    $ (0.12)    $ (0.33)    $ (0.08)    $   (0.10)
      Discontinued operations             0.30        0.34       (2.63)      (3.92)        (5.56)
      Extraordinary item                    --          --        0.58        2.47            --
                                       -------     -------     -------     -------     ---------
  Basic and diluted income (loss)
      per common share                 $  0.15     $  0.22     $ (2.38)    $ (1.53)    $   (5.66)
                                       =======     =======     =======     =======     =========

  Weighted average shares
      outstanding                        4,346       4,248       1,556         960           955
                                       =======     =======     =======     =======     =========

                               Balance Sheet Data
                                 (in thousands)

                                                     For the Year Ending June 30,
                                       --------------------------------------------------------
                                        1999       1998        1997         1996         1995
                                       ------    --------    --------     --------     --------
Cash and cash equivalents              $  138    $      6    $     10     $     37     $     57
                                       ======    ========    ========     ========     ========

Working capital (deficit)              $ (461)   $    479    $ (1,168)    $ (4,157)    $ (1,691)
                                       ======    ========    ========     ========     ========

Property and equipment, net            $   --    $    263    $    110     $  3,580     $  4,069
                                       ======    ========    ========     ========     ========

Total assets                           $4,486    $  8,532    $  6,887     $ 14,608     $ 18,910
                                       ======    ========    ========     ========     ========

Long-term debt and capital leases
  excluding current portion            $2,055    $  2,514    $  1,748     $  2,616     $  1,579
                                       ======    ========    ========     ========     ========

Total liabilities                      $2,919    $  7,752    $  7,047     $ 12,706     $ 15,538
                                       ======    ========    ========     ========     ========

Total stockholders equity (deficit)    $1,567    $    780    $   (160)    $  1,902     $  3,372
                                       ======    ========    ========     ========     ========

(See Item 7 below for information on dispositions of assets which affect the year to year comparability of the information shown above.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information and analysis of the Company's financial condition and results of operations for the years ended June 30, 1999, 1998 and 1997. The discussion should be read in conjunction with the Company's audited financial statements and notes thereto and "Selected Financial Data" included elsewhere herein.

Introduction

For the fiscal years ended June 30, 1999 and 1998, the Company derived revenue from its transportation logistics operation. When practical, the Company realized the benefit from administrative economics of scale by utilizing centralized credit, personnel, and accounting functions for the benefit of the consolidated group. The following analysis of the Company's financial condition and results of operations for the fiscal year ended June 30, 1999, 1998, and 1997, should be read in conjunction with the Consolidated Financial Statements, related notes thereto, and other information presented elsewhere in this Form 10-K. Average balances (including such balances used in calculating financial and performance ratios), are generally a blend of month-end averages which management believes are representative of the operations of the Company.

The Company's Board of Directors approved a plan to sell essentially all of the assets of its only operating subsidiary, Vertex Transportation, in April 1999. On June 21, 1999, the Company entered into an asset purchase agreement with the C H Robinson Company, whereby the Company sold substantially all of the assets of Vertex to the C H Robinson Company for a purchase price equal to the sum of
(a) the tangible net stock value of the assets acquired less the net book value of the liabilities and obligations assumed, (b) cash of $6,500,000 and (c) and earn-out equal to 50% of Vertex's adjusted pre-tax income over $1,000,000 for the first twelve months following the closing date up to a maximum earn-out payment of $500,000. The sale closed on August 2, 1999 resulting in a net gain of approximately $4,100,000.

On July 30, 1999, the stockholders of the Company approved a Plan of Liquidation and Dissolution to be implemented subsequent to the sale of the operating assets of Vertex. Pursuant to the plan and after payment of or provision for the payment of liabilities, the Company will be liquidated and the remaining assets will be distributed to the Company's stockholders through cash distribution.

                              RESULTS OF OPERATIONS

                          Financial Information For The
                       Years Ended June 30, 1999 and 1998

Operating costs and expenses for the year ended June 30, 1999 increased 48.0% to $475,000 from $321,000 for the year ended June 30, 1998. This increase is primarily due to legal, accounting and other professional fees incurred in the sale of substantially all of the assets of Vertex.

Loss from continuing operations for the year ended June 30, 1999 was $663,000 compared to $517,000 for the year ended June 30, 1998. This increase in loss is primarily due to an increase in operating costs and expenses as described above.

                          Financial Information For The
                       Years Ended June 30, 1998 and 1997

Operating costs and expense for the year ended June 30, 1998 decreased 13.9% to $321,000 from $373,000 for the year ended June 30, 1997. This decrease is primarily due to a decrease in officer's salaries.

Interest expense for the year ended June 30, 1999 increased 51.5% to $197,000 from $130,000 for the year ended June 30, 1997. This increase is the result of the Company obtaining a revolving credit line in April 1997.

Loss from continuing operations for the year ended June 30, 1998 was $517,000 compared to $507,000 for the year ended June 30, 1997. The increase is the result of an increase in interest expense offset by a decrease in officer's salaries.

Liquidity and Capital Resources

Pursuant to a loan agreement with a commercial bank dated the 30th day of April, 1997, as amended in March 1999, the Company utilizes a credit facility, which provides for a maximum outstanding borrowing of $4 million. The agreement bears interest at a banks reference rate plus 1 1/2%. This indebtedness was paid off on August 2, 1999 with the proceeds from the sale of Vertex.

On July 30, 1999, the stockholders of the Company approved a plan of liquidation and dissolution to be implemented subsequent to the sale of Vertex. Pursuant to the plan, the Company will be liquidated and the remaining assets will be distributed to the Company's stockholders through cash distribution. The Company made on initial distribution of $3,039,485 on September 30, 1999.

The Company utilized $557,000 of cash flow from continuing operations and provided $1,063,000 of cash flow from discontinued operations during the year ended June 30, 1999. The Company utilized $42,000 to acquire property and equipment. Net cash used in financing activities was $332,000. The Company utilized $36,401,000 to reduce their revolving line-of-credit, which was offset by additional borrowings of $35,942,000. The Company generated $127,000 from the exercise of stock options by two directors. As of June 30, 1999 the Company had total debt of $2,919,000. The Company's ratio of current assets to current liabilities and its debt to equity were 5.2:1 and 1.9:1 respectively as compared to 1.09:1 and 9.9:1 as of June 30, 1998.

Impact of Recently Issued Financial Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 1999. However, in July 1999, FASB137 was issued delaying the effective date of FASB133 for one year, to fiscal years beginning after June 15, 2000. FASB133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure their instruments at fair value. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities, or equity. The Company has not yet determined the impact of FASB133 on the income statement or the impact on comprehensive income.

FASB132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and FASB134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998. SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" and SFAS No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others" were issued in 1999. These pronouncements are not expected to impact the Company regarding future financial statement disclosures, results of operations, or financial position.

Inflation

The Company does not believe that inflation will have a material impact on future operations.

Year 2000 Issues

Pursuant to the Asset Purchase Agreement with C.H. Robinson, the Company sold all of its hardware and software to C.H. Robinson. The Company has represented to C.H. Robinson that the software and hardware transferred to them is Year 2000 Compliant, including date century recognition, calculations which accommodate same century and multi-century formulas and date values that reflect the century. During the summer of 1999, the Company completed its Year 2000 analysis and the independent developer of the

Company's customized software system advised the Company that the system, including computer firmware, is Year 2000 compliant. In addition, the Company has represented to C.H. Robinson, that to the best of its knowledge, the ability of its significant suppliers, customers, carriers and others with which it conducts business to identify and resolve their own Year 2000 issues will not have a material impact on the Business. The Company believes that any remaining Year 2000 issues relating to the liquidation and dissolution of the Company will have a minimal impact on the Company.

Forward Looking Information

See Item 1. Business above in this annual report on form 10-K for important comments about forward looking information contained in this annual report.

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

Name                  Age     Position
----                  ---     --------

Timothy Lepper        51      Chairman, Chief Executive Officer, and President -
                              of the Company

Wayne N. Parry        48      Director, Secretary of the Company
                              President, Vertex Transportation, Inc.
                              (subsidiary of the Company)

Mark T. Boyer         42      Director

      On July 30, 1999 the Company's annual meeting was held. At the meeting, Timothy Lepper was elected to serve as a director for a three-year term. The term of office as a director of Wayne N. Parry continues until the 2001 annual meeting, and the term of Mark T. Boyer continues until the annual meeting to be held in 2000.

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

                           SUMMARY COMPENSATION TABLE

                                 Fiscal
Name and Principal Position       Year      Salary         Bonus    Compensation
---------------------------       ----      ------         -----    ------------

Timothy Lepper(1)(2)              1997       $201,930      -        -
President CEO                     1998       $156,697      -        -
                                  1999       $163,020      -        -

Wayne N. Parry(1)(2)              1997       $201,930      -        -
President - Vertex                1998       $156,697      -        -
Transportation                    1999       $163,020

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

Stock Options

During the fiscal year ended June 30, 1999, no options were granted to officers or directors of the Company and 850,000 options held by two directors and officers were exercised.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 1999 by (i) each director of the Company, (ii) each person nominated to become a director of the Company, (iii) each of the executive officers named in the Summary Compensation Table above,
(iv) all directors and executive officers of the Company as a group, and (v) each person known by the Company to own beneficially more than five (5%) percent of the Common Stock.

                                                        Amount and
Title of Class         Name and Address of              Nature of
Percent of Class       Beneficial Ownership             Beneficial     Ownership
----------------       --------------------             ----------     ---------

Common             Timothy Lepper                        521,960        10.23%
                   18 Kilkenny Court
                   Fairport, NY  14450

Common             Wayne N. Parry                        499,400         9.79%
                   27 Fall Meadow Dr.
                   Pittsford, NY  14534

Common             Mark Boyer                            665,500 (1)    13.25%
                   o/o ROI Partners
                   17 East Francis Drake, Suite 225
                   Larkspur, CA  94939

Common             Special Situation Funds             1,593,000 (2)    31.25%
                   153 East 53rd Street
                   New York, NY  10022

Common             Salcott Holding Limited               570,000        11.18%
                   o/o Arabella privatim Finance Ag
                   Waldmann Strasse 6

                   Zurich, Switzerland CH-8024

Common             All Directors and Officers as a     1,686,860(1)(2)  33.09%
                   group (3 individuals)

(1) 578,000 of the shares attributed to Mr. Boyer are owned by ROI Partners, ROI & Lane L.P. or accounts controlled by ROI Partners. Mr. Boyer is a general partner of ROI Partners.
(2)   Stock owned by Special Situation Funds is held in three specific funds:
            Special Situations Cayman Fund L.P. Special
            Situations Private Equity Fund L.P.
            Special Situations Fund III, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a brief description of each transaction, or series of similar transactions, since the beginning of the Company's fiscal year ended June 30, 1999, or any currently proposed transaction, or series of similar transactions, to which the Company or its subsidiary, Vertex, was or is to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons had, or will have, a direct or indirect material interest: any director or executive officer of the Company, any nominee for election as a director, any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's Common Stock, and any member of the immediate family of any of the foregoing persons.

As of July 1, 1994 CW Truck, a former subsidiary of the Company (see Item 1 of this Annual Report on Form 10-K) entered into a five year lease of office space and warehouse facilities in East Rochester, NY with Vertex Investment Partners, a partnership whose partners are Timothy Lepper (now the President and Chief Executive Officer of the Company) and Wayne N. Parry (now the President of the Company's subsidiary, Vertex). The lease provides for annual rental payments of $90,000. The basic lease term has been extended and will expire as of June 30, 2000.

During the years ended June 30, 1999, 1998 and 1997, the Company received management fees from a company controlled and 49% owned by two officers of the Company totaling $11,000, $57,000 and $89,000, respectively.

None of the persons covered by this Item 13 (and no trust or estate in which any of them has any beneficial interest or serves as trustee or in any similar capacity) has been indebted to the Company since the beginning of the Company's fiscal year ended June 30, 1999 other than for ordinary advances for travel or other expenses in the ordinary course of business.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a)1. Financial Statements

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

      3.    Exhibits

            None

      (b)1. Reports on Form 8-K

            Form 8-K was filed on August 13, 1999, relative to sale of assets of Vertex Transportation and adoption of plan of liquidation and dissolution of Country Wide Transport Services, Inc.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 12, 1999.

                                        Country Wide Transport Services, Inc.


                                        By: /s/ Timothy Lepper
                                           -------------------------------------
                                           Timothy Lepper, President
                                           Chief Executive Officer
                                           Chief Financial Officer
                                           and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons constituting a majority of the directors of the registrant on October 12, 1999.

SIGNATURES                    TITLE                          DATE
----------                    -----                          ----

/s/ Timothy Lepper            Chairman, President            October 12, 1999
-----------------------       CEO, Director
Timothy Lepper

/s/ Mark Boyer                Director                       October 12, 1999
-----------------------
Mark Boyer

/s/ Wayne N. Parry            Secretary, Director            October 12, 1999
-----------------------
Wayne N. Parry

                      COUNTRY WIDE TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                          JUNE 30, 1999, 1998 AND 1997

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditor's Report ............................................    F-2

Consolidated Balance Sheets - June 30, 1999 and 1998 ....................    F-3

Consolidated Statements of Operations - For the Years Ended June 30,
   1999, 1998 and 1997 ..................................................    F-4

Consolidated Statement of Stockholders' Equity (Deficit) - For the Period
   from July 1, 1996 through June 30, 1999 ..............................    F-5

Consolidated Statements of Cash Flows - For the Years Ended June 30,
   1999, 1998 and 1997 ..................................................    F-6

Notes to Consolidated Financial Statements ..............................    F-7

Schedule II .............................................................    S-1

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Country Wide Transport Services, Inc.
East Rochester, New York

We have audited the consolidated balance sheets of Country Wide Transport Services, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Country Wide Transport Services, Inc. and subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1999 in conformity with generally accepted accounting principles.

Our audits referred to above include audits of the financial statement schedule listed under Item 14(a)(2) of Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the consolidated financial statements taken as a whole, the information required to be stated therein.


\s\ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
August 18, 1999

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                              ------------------------
                             ASSETS                              1999          1998
                                                              ----------    ----------
CURRENT ASSETS:
    Cash                                                      $  138,000    $    6,000
    Accounts receivable, net                                          --     5,548,000
    Accounts receivable, officers and employees                    4,000         4,000
    Accounts receivable, other                                   121,000       108,000
    Carrier advances                                                  --        13,000
    Prepaid expenses                                              12,000        38,000
    Net assets held for sale                                   4,203,000            --
                                                              ----------    ----------
        Total current assets                                   4,478,000     5,717,000

PROPERTY AND EQUIPMENT, net                                           --       263,000

OTHER ASSETS:
    Deposits                                                       8,000        34,000
    Excess of purchase price over fair value of net assets
        acquired, net                                                 --     2,518,000
                                                              ----------    ----------
TOTAL ASSETS                                                  $4,486,000    $8,532,000
                                                              ==========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                  $  737,000    $5,088,000
    Liabilities in excess of assets of discontinued
        operation                                                127,000       150,000
                                                              ----------    ----------
        Total current liabilities                                864,000     5,238,000

LONG-TERM DEBT                                                 2,055,000     2,514,000
                                                              ----------    ----------

TOTAL LIABILITIES                                              2,919,000     7,752,000
                                                              ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5, and 6)

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value, 1,000,000 shares
         authorized, issuable in series, none issued                  --            --
    Common stock, $.10 par value, 6,000,000 shares
        authorized, 5,098,000 and 4,248,000 shares issued
        and outstanding at June 30, 1999 and 1998,
        respectively                                             510,000       425,000
    Additional paid-in capital                                 8,152,000     8,110,000
    Retained earnings (deficit)                               (7,095,000)   (7,755,000)
                                                              ----------    ----------
        Total stockholders' equity (deficit)                   1,567,000       780,000
                                                              ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $4,486,000    $8,532,000
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FOR THE YEARS ENDED JUNE 30,
                                                               -------------------------------------------
                                                                   1999           1998             1997
                                                               -----------     -----------     -----------
NET REVENUES:
    Transportation revenue                                     $        --     $        --     $        --
                                                               -----------     -----------     -----------
OPERATING COSTS AND EXPENSES:
    Salaries and related expenses                                  171,000         163,000         222,000
    Operating expenses                                                  --          10,000           3,000
    General supplies and expenses                                  304,000         148,000         148,000
                                                               -----------     -----------     -----------
       Total operating costs and expenses                          475,000         321,000         373,000
                                                               -----------     -----------     -----------

OPERATING INCOME (LOSS)                                           (475,000)       (321,000)       (373,000)
                                                               -----------     -----------     -----------

OTHER INCOME (EXPENSE):
    Interest expense, net                                         (188,000)       (197,000)       (130,000)
    Other, net                                                          --          (1,000)             --
                                                               -----------     -----------     -----------
       Total other income (expense)                               (188,000)       (198,000)       (130,000)
                                                               -----------     -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    PROVISION FOR INCOME TAXES, DISCONTINUED
    OPERATIONS AND EXTRAORDINARY ITEM                             (663,000)       (519,000)       (503,000)

PROVISION FOR INCOME TAX BENEFIT (EXPENSE)                              --           2,000          (4,000)
                                                               -----------     -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          (663,000)       (517,000)       (507,000)

DISCONTINUED OPERATIONS:
    Income (loss) from discontinued business segments,
       net of applicable income tax benefit (expense) of
       ($9,000), $49,000 and ($58,000) for the years
       ended June 30, 1999, 1998 and 1997, respectively          1,323,000       1,457,000      (4,089,000)
                                                               -----------     -----------     -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            660,000         940,000      (4,596,000)

    Gain on forgiveness of debt of discontinued operations,
       net of applicable income tax expense of $0 (Note 5)              --              --         898,000
                                                               -----------     -----------     -----------

NET INCOME (LOSS)                                              $   660,000     $   940,000     $(3,698,000)
                                                               ===========     ===========     ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
    Continuing operations                                      $     (0.15)    $     (0.12)    $     (0.33)
    Discontinued operations                                           0.30            0.34           (2.63)
    Extraordinary item                                                  --              --            0.58
                                                               -----------     -----------     -----------

       Basic and diluted income (loss) per common share        $      0.15     $      0.22     $     (2.38)
                                                               ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                  4,346,000       4,248,000       1,556,000
                                                               ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM JULY 1, 1996 THROUGH JUNE 30, 1999

                                            COMMON STOCK
                                   --------------------------                     ADDITIONAL       RETAINED       TOTAL
                                     NUMBER OF                                      PAID-IN        EARNINGS    STOCKHOLDERS'
                                      SHARES         AMOUNT        WARRANTS         CAPITAL       (DEFICIT)   EQUITY (DEFICIT)
                                   -----------    -----------    -----------     -----------    -----------     -----------
BALANCES, July 1, 1996                 960,000    $    96,000    $    40,000     $ 6,763,000    $(4,997,000)    $ 1,902,000

   Stock issued in private
     placement, net of costs         3,288,000        329,000             --       1,307,000             --       1,636,000
   Expiration of warrants                   --             --        (40,000)         40,000             --              --
   Net (Loss)                               --             --             --              --     (3,698,000)     (3,698,000)
                                   -----------    -----------    -----------     -----------    -----------     -----------

BALANCES, June 30, 1997              4,248,000        425,000             --       8,110,000     (8,695,000)       (160,000)

   Net Income                               --             --             --              --        940,000         940,000
                                   -----------    -----------    -----------     -----------    -----------     -----------

BALANCES, June 30, 1998              4,248,000        425,000             --       8,110,000     (7,755,000)        780,000

   Exercise of stock options           850,000         85,000             --          42,000             --         127,000
   Net Income                               --             --             --              --        660,000         660,000
                                   -----------    -----------    -----------     -----------    -----------     -----------

BALANCES, June 30, 1999              5,098,000    $   510,000    $        --     $ 8,152,000    $(7,095,000)    $ 1,567,000
                                   ===========    ===========    ===========     ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED JUNE 30,
                                                                  ----------------------------------------------
                                                                       1999            1998             1997
                                                                  ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                           $   (663,000)    $   (517,000)    $   (507,000)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          (Increase) decrease in:
             Accounts receivable                                            --       (1,540,000)           2,000
             Accounts receivable - officers and employees                   --           35,000               --
             Accounts receivable - others                              (13,000)        (100,000)              --
             Carriers advances                                              --            3,000          (43,000)
             Prepaid expenses                                           26,000           10,000           40,000
             Deposits                                                   20,000          (25,000)          (8,000)
           Increase (decrease) in:
             Accounts payable and accrued liabilities                   73,000          476,000          655,000
                                                                  ------------     ------------     ------------
    Net cash provided by (used in) operating activities from
       continuing operations                                          (557,000)      (1,658,000)         139,000
                                                                  ------------     ------------     ------------

    Net income (loss) from discontinued operations                   1,323,000        1,457,000       (4,089,000)
       Depreciation and amortization                                   227,000          173,000        2,632,000
       Loss on disposition of assets                                        --               --          508,000
       Provision made for uncollectible accounts
          receivable                                                        --               --            9,000
       Changes in operating assets                                    (487,000)        (377,000)         451,000
                                                                  ------------     ------------     ------------
    Net cash provided by (used in) operating activities from
       discontinued operations                                       1,063,000        1,253,000         (489,000)
                                                                  ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                (42,000)        (206,000)        (130,000)
    Proceeds from disposal of property and equipment                        --               --          175,000
                                                                  ------------     ------------     ------------
       Net cash provided by (used in) investing activities             (42,000)        (206,000)          45,000
                                                                  ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on borrowings                               (36,401,000)     (33,096,000)     (45,619,000)
    Cash borrowings from line of credit                             35,942,000       33,703,000       44,261,000
    Exercise of stock options                                          127,000               --               --
    Sale of common stock, net                                               --               --        1,636,000
                                                                  ------------     ------------     ------------
       Net cash provided by (used in) financing activities            (332,000)         607,000          278,000
                                                                  ------------     ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       132,000           (4,000)         (27,000)

CASH AND CASH EQUIVALENTS, at beginning of year                          6,000           10,000           37,000
                                                                  ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, at end of year                         $    138,000     $      6,000     $     10,000
                                                                  ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid for:
       Interest                                                   $    220,000     $    288,000     $    451,000
                                                                  ============     ============     ============
       Income Taxes                                               $         --     $     38,000     $     45,000
                                                                  ============     ============     ============

    Non-cash investing and financing transactions:
    Property and equipment sold for the assumption of
       notes payable                                              $         --     $         --     $  2,544,000
                                                                  ============     ============     ============
    Net liabilities surrendered in connection with disposal of
       subsidiary                                                 $         --     $         --     $    943,000
                                                                  ============     ============     ============

          See accompanying notes to consolidated financial statements.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Country Wide Transport Services, Inc. ("CWTS") was incorporated in the State of Delaware in 1987. As of June 30, 1999, the Company had discontinued all of its operating segments.

      Through its wholly-owned subsidiary, Vertex Transportation, Inc. ("Vertex"), the Company operated a full service logistics company which provides truckload, less-than truckload (LTL), intermodal, and international transportation services. In April 1999, the Board of Directors approved a plan to sell substantially all of Vertex's assets (See Note 5).

      Through its wholly-owned subsidiary, Country Wide Truck Service, Inc. (CW Truck"), an irregular-route, truckload common and contract carrier, the Company transported a wide variety of commodities requiring temperature control throughout the continental United States and Canada. Effective December 31, 1996, the Company discontinued CW Truck through an orderly liquidation process as a result of significant losses within the subsidiary (See Note 5).

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

      When assets are retired or otherwise disposed of, the cost and related accumulated depreciated are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred whereas significant renewals and betterments are capitalized.

      Intangible Assets - The excess of the aggregate purchase price over the fair value of net assets of businesses acquired is included in the accompanying balance sheet as "Excess of purchase price over fair value of net assets acquired" ("Goodwill") and is being amortized over 25 years using the straight-line method. Goodwill amounts are reported net of accumulated amortization of $600,000, and $480,000 at June 30, 1999 and 1998, respectively. At June 30, 1999, net goodwill is included in net assets held for sale (See Note 5). The carrying value of goodwill is evaluated at least annually. The Company considers current facts and circumstances related to purchased entities, including expected future operating income, to determine whether it is probable that impairment has occurred.

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

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Earnings per Share - Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All such securities or other contracts were anti-dilutive for all periods presented and, therefore, excluded from the computation of earnings per share.

      Statement of Cash Flows - For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

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

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, "Disclosure of Information abut Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," the credit risk amounts shown do not take into account the value of any collateral or security.

      The Company operated primarily in one industry segment and a geographic concentration existed because the Company's customers were generally located in the United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

      As of June 30 1999, the Company maintained cash in banks that was approximately $38,000 in excess of the federally insured limit.

      Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivable, accounts payable, long-term debt, and other debt approximates the carrying value in the consolidated financial statements at June 30, 1999 and 1998.

      Impact of Recently Issued Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 1999. However, in July 1999, FASB137 was issued delaying the effective date of FASB133 for one year, to fiscal years beginning after June 15, 2000. FASB133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure their instruments at fair value. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities, or equity. The Company has not yet determined the impact of FASB133 on the income statement or the impact on comprehensive income.

      FASB132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and FASB134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998. SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" and SFAS No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others" were issued in 1999. These pronouncements are not expected to impact the Company regarding future financial statement disclosures, results of operations, or financial position.

      Reclassification - Certain reclassifications have been made to the prior years consolidated financial statements to conform with the current presentation. Such reclassifications are primarily the result of discontinued operations and had no effect on net income (loss).

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    PROPERTY AND EQUIPMENT:

      Property and equipment consisted of the following:

                                                   JUNE 30,
                                          ----------------------     ESTIMATED
                                             1999         1998      USEFUL LIVES
                                          ---------    ---------   -------------
      Furniture and office equipment      $      --    $ 268,000   4 to 5 years
      Leasehold improvements                     --      154,000   Life of lease
                                          ---------    ---------
                                                 --      422,000
      Less accumulated depreciation and
               amortization                      --     (159,000)
                                          ---------    ---------
                                          $      --    $ 263,000
                                          =========    =========

      During the years ended June 30, 1999, 1998 and 1997, the Company recorded depreciation expense of $107,000, $53,000 and $446,000, respectively, all of which is included in discontinued operations.

3.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

      Accounts payable and accrued liabilities consisted of the following:

                                                               JUNE 30,
                                                      -------------------------
                                                         1999           1998
                                                      ----------     ----------

      Accounts payable                                $  504,000     $2,913,000
      Accrued purchased transportation                        --      1,948,000
      Other accrued expenses                             233,000        227,000
                                                      ----------     ----------
                                                      $  737,000     $5,088,000
                                                      ==========     ==========

4.     LONG-TERM DEBT:

       Long-term debt consisted of the following:

                                                               JUNE 30,
                                                      -------------------------
                                                         1999           1998
                                                      ----------     ----------

      Note payable to bank under a revolving
      credit agreement due on April 30, 2002,
      bearing interest at the bank's prime rate
      plus 1 1/2% (9.25% at June 30, 1999),
      collateralized by substantially all assets
      of Vertex Transportation                        $2,055,000     $2,514,000
                                                      ==========     ==========

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The $2,055,000 note at June 30, 1999 arises from a credit agreement with a commercial bank for Vertex which provides for maximum outstanding borrowings aggregating $4 million and maturing on April 30, 2002. The aggregate amount of advances under the revolving credit agreement is limited to 80% of the eligible accounts receivable, less unbilled receivables and any reserves the bank elects to establish, not to exceed the aggregate principal amount. The obligation is collateralized by substantially all of the assets of the company. Under the terms of the agreement, the borrower is restricted from paying dividends on any classes of its stock and the Company is required to maintain certain ratios and be in compliance with other covenants. At June 30, 1999, the Company was in compliance with all covenants. Subsequent to year end, the Company paid off the note with proceeds from the sale of Vertex.

5.    DISCONTINUED OPERATIONS:

      CW Truck - Having experienced significant losses in CW Truck, the Company's Board of Directors decided to discontinue the subsidiary through an orderly liquidation. The Company closed the operations effective December 31, 1996 and made a General Assignment of all assets of its subsidiary, CW Truck, for the pro rata benefit of all creditors of the subsidiary. At the date of the assignment, CW Truck had liabilities in excess of assets in the amount of $1,347,000. Included in this balance was $404,000 which CWTS believed it would have to assume. As a result during the fiscal year ended June 30, 1997, the Company realized a net gain to the extent of unpaid liabilities (not guaranteed or accrued by CWTS) in excess of assets in the amount of $898,000.

      In conjunction with the discontinuance of CW Truck, the Company sold equipment of CWTS and CW Truck to Mid-Cal Express, Inc., a wholly-owned subsidiary of U.S. Trucking, Inc., for the assumption of the related notes payable and leases. All such notes payable and leases are guaranteed by the Company. As of June 30, 1999, the remaining balance on these obligations is approximately $2,861,000 and expire through April 30, 2001. U.S. Trucking, Inc. reported net income of $314,000 and $122,000 for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively. As of June 30, 1999, Mid-Cal Express, Inc. was delinquent on payments on the notes and leases totaling $91,000. The Company's management believes that Mid-Cal Express, Inc. will be able to meet its obligations related to the notes payable and leases.

      Revenues for CW Truck for the years ended June 30, 1997 were $7,590,000 and operating losses for the same period were $4,532,000.

      Vertex - On June 21, 1999, the Company entered into an Asset Purchase Agreement with C.H Robinson Company whereby the Company sold substantially all of the assets of Vertex to C.H. Robinson Company for a purchase price equal to the sum of (a) the tangible net book value of the assets acquired less the net book value of the liabilities and obligations assumed, (b) cash of $6,500,000, and (c) an earn-out equal to 50% of Vertex's Adjusted Pre-Tax Income for the first twelve months following the Closing Date over $1,000,000, up to a maximum payment of $500,000. The sale closed on August 2, 1999 resulting in a net gain of approximately $4,100,000.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On July 30,1999, the stockholders of the Company approved a Plan of Liquidation and Dissolution to be implemented subsequent to the sale of Vertex. Pursuant to the Plan, the Company will effectively distribute all of its remaining assets to its stockholders through cash distributions. If all of the Company's assets are not sold or distributed prior to the second anniversary of the approval of the Plan, the remaining assets not sold or distributed will be transferred to a liquidating trust.

      The assets and liabilities attributed to this transaction have been classified in the consolidated balance sheet as net assets held for sale. The amounts included in the financial statements at June 30,1999 consists of the following:

        ASSETS
                 Accounts receivable, net                     $5,120,000
                 Carrier advances                                 15,000
                 Property and equipment, net                     197,000
                 Goodwill, net                                 2,399,000
                 Deposits                                          4,000
                                                              ----------
                      Total assets                             7,735,000
                                                              ----------

        LIABILITIES
                 Accounts payable and accrued liabilities      3,532,000
                                                              ----------
                      Total liabilities                        3,532,000
                                                              ----------

        NET ASSETS HELD FOR SALE                              $4,203,000
                                                              ==========

      During the years ended June 30, 1999, 1998 and 1997, Vertex generated operating income of $1,298,000, $1,328,000 and $812,000, respectively, as follows:

                                                FOR THE YEARS ENDED JUNE 30,
                                         ---------------------------------------
                                             1999          1998          1997
                                         -----------   -----------   -----------

      REVENUE                            $35,702,000   $34,283,000   $28,365,000
                                         -----------   -----------   -----------

      EXPENSES
        Purchased transportation          30,830,000    30,068,000    24,924,000
        Salaries and related expenses      2,146,000     1,820,000     1,609,000
        Operating expenses                   236,000       197,000       182,000
        General supplies and expenses        965,000       697,000       674,000
        Depreciation and amortization        227,000       173,000       164,000
                                         -----------   -----------   -----------
           Total expenses                 34,404,000    32,955,000    27,553,000
                                         -----------   -----------   -----------

      Operating Income                   $ 1,298,000   $ 1,328,000   $   812,000
                                         ===========   ===========   ===========

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    COMMITMENTS AND CONTINGENCIES

      Lease Commitments - Subsequent to year end, all noncancellable operating lease agreements were assumed by C. H. Robinson (See Note 5).

      Rental expense for all operating leases, all of which is included in discontinued operations, consisted of the following:

                                                   YEAR ENDED JUNE 30,
                                         --------------------------------------
                                            1999          1998          1997
                                         ----------    ----------    ----------
      Revenue equipment rentals          $  116,000    $   37,000    $  833,000
      Terminal, warehouse and
        office rentals                      145,000       104,000       215,000
      Other equipment rentals                19,000         9,000        21,000
                                         ----------    ----------    ----------
                                         $  280,000    $  150,000    $1,069,000
                                         ==========    ==========    ==========

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

      During September 1995, the Company's transportation subsidiary, CW Truck, had a cargo claim that approximated $600,000 filed against it by one of its customers. The insurance carrier, citing certain exceptions in the cargo policy, declined to pay the claim and referred the issue to litigation on February 27, 1996. The customer additionally filed a cross claim against the Company. On February 24, 1997, the Company agreed to pay the customer and entered into a promissory note for $659,000. As of June 30, 1998, the Company had paid off the note. The Company is pursuing legal action against the insurance carrier and its agent for the collection of the $659,000. In July 1998, an Order and Judgment granting the insurance carrier's Motion for Summary Judgment was filed. The Company has filed an appeal for the right to proceed to trial. In addition, the claim against the agent is still in litigation.

7.    STOCKHOLDERS' EQUITY:

      Effective March 19, 1997, the Company increased the number of authorized common shares to 30,000,000 and immediately thereafter declared a 1 for 5 reverse stock split and reduced the number of authorized common shares to 6,000,000. All shares and earnings per common share have been retroactively restated for all periods presented.

      During the fiscal year ending June 30, 1997, the Company completed the sale, in a private offering, of 3,288,000 shares of common stock for net proceeds of $1,636,000.

      On May 19, 1997, the Company granted options for 850,000 shares with an exercise price of $0.15 per share to two officers of the Company. All options were immediately exercisable and expire on May 1, 2002. The excess of the fair market value over the option price of $17,000 has been treated as compensation to the recipients in the accompanying consolidated financial statements. In May 1999, the two officers exercised the options.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      No stock options were granted in 1998 or 1999.

      The following table summarizes all stock option activity:

                                                                    WEIGHTED
                                                     NUMBER OF      AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------   --------------

                 Balance, July 1, 1996                83,900      $   18.93

        Granted                                      850,000           0.15
        Canceled                                      23,900          16.25
                                                     -------      ---------

                 Balance June 30, 1997               910,000           1.46

        Granted                                           --             --
        Canceled                                          --             --
        Expired                                       10,000          20.00
                                                     -------      ---------
                 Balance, June 30, 1998              900,000           1.25

        Granted                                           --             --
        Exercised                                    850,000           0.15
        Expired                                       50,000          20.00
                                                     -------      ---------

                 Balance, June 30, 1999                   --      $     --
                                                     =======      =========

                              PRO FORMA INFORMATION

      As stated in Note 1, the Company has not adopted the fair value accounting prescribed by FAS123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in fiscal year ending June 30, 1997 consistent with the provisions of FAS123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                                JUNE 30,
                                             -------------
                                                  1997
                                             -------------

                    Net loss                 $  (3,842,000)
                                             =============
                    Loss per common share    $       (2.47)
                                             =============

      During the fiscal years ending June 30, 1999 and 1998, the company did not grant options. As a result there would be no effect on the Company's net income or net income per share.

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: expected volatility of 430%, an expected life of two years, no dividends would be declared during the expected term of the options, a risk free interest rate of 6.2%.

      The weighted average fair value of the options on the grant dates was $0.17 per share.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    INCOME TAXES

      Income tax benefit (expense) for the years ended June 30, 1999, 1998, and 1997 are comprised of the following:

                                              CURRENT     DEFERRED      TOTAL
                                             --------     --------     --------
          Year ended June 30, 1999
                 Federal                     $  6,000     $     --     $  6,000
                 State                          3,000           --        3,000
                                             --------     --------     --------
                                             $  9,000     $     --     $  9,000
                                             ========     ========     ========
          Year ended June 30, 1998
                 Federal                     $ (2,000)    $     --     $ (2,000)
                 State                         53,000           --       53,000
                                             --------     --------     --------
                                             $ 51,000     $     --     $ 51,000
                                             ========     ========     ========

          Year ended June 30, 1997
                 Federal                     $     --     $     --     $     --
                 State                        (63,000)          --      (63,000)
                                             --------     --------     --------
                                             $(63,000)    $     --     $(63,000)
                                             ========     ========     ========

      The actual income tax benefit (expense) differs from the "expected" tax benefit (expense) (computed by applying the U.S. Federal corporate income tax rate of 34% for each period) as follows:

                                                                     YEAR ENDED JUNE 30,
                                        ----------------------------------------------------------------------------
                                                   1999                      1998                         1997
                                        ---------------------      ---------------------      ----------------------
                                           AMOUNT          %           AMOUNT        %           AMOUNT          %
                                        -----------      -----     -----------     -----      -----------       ----
      Computed "expected" tax
         benefit (expense)              $  (227,000)     (34.0)    $  (323,000)    (34.0)     $ 1,236,000       34.0
      State income taxes, net of
         Federal income tax
         benefit                             (1,000)      (0.1)         (6,000)      (.6)         (42,000)      (1.2)
      Refundable credits                         --         --              --        --           (3,000)       (.1)
      Non-deductible expenses                (9,000)      (1.3)         (9,000)      (.9)        (730,000)     (20.0)
      Effect of alternative
         minimum tax                         (6,000)      (0.9)         (2,000)      (.2)              --         --
      State tax refund                           --                     21,000       2.2               --         --
      Change in valuation
         allowance due to
         liquidation of
         subsidiary                              --         --              --        --         (524,000)     (14.4)
      Effect of valuation
         allowance                          234,000       35.0         370,000      38.9               --         --
                                        -----------      -----     -----------     -----      -----------       ----
                                        $    (9,000)      (1.3)    $    51,000       5.4      $   (63,000)      (1.7)
                                        ===========      =====     ===========     =====      ===========       ====

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The components of the net deferred tax asset recognized as of June 30, 1999 and 1998, are as follows:

                                                              JUNE 30,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
     Current Deferred Tax Assets (Liabilities)
              Insurance reserve                     $     2,000     $     2,000
              Vacation accrual reserve                    7,000           7,000
              Other                                       4,000           1,000
              Bad debt reserve                           30,000          30,000
              Accrued assessment and claims              81,000          74,000
              Prepaid insurance                          (2,000)         (3,000)
                                                    -----------     -----------
                                                        122,000         111,000
              Valuation allowance                      (122,000)       (111,000)
                                                    -----------     -----------
              Net current deferred tax asset        $        --     $        --
                                                    ===========     ===========

      Long-Term Deferred Tax Assets (Liabilities)
              Depreciation                          $    32,000     $    11,000
              Amortization                             (201,000)       (173,000)
              AMT tax credit carryforward                35,000          27,000
              Net operating loss carryforward         4,091,000       4,408,000
                                                    -----------     -----------

              Valuation allowance                     3,957,000       4,273,000
              Net long-term deferred tax asset       (3,957,000)     (4,273,000)
                                                    -----------     -----------
                                                    $        --     $        --
                                                    ===========     ===========

      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and as measured by tax laws and regulations, principally related to net operating losses and expense accruals and reserves for financial reporting purposes not deductible for tax purposes.

      As of June 30, 1999, the Company has available net operating loss carryforwards for federal and state purposes of $10,778,000 and $4,745,000, respectively. The net operating losses begin to expire in 2005 for federal and 2012 for New York. The benefit of the operating loss to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50% change in ownership which occurred during 1992.

9.    RELATED PARTY TRANSACTIONS:

      Transactions with related parties and stockholders consist of the following:

      During the years ended June 30, 1999, 1998 and 1997, the Company paid rent to a company controlled by officers of the Company totaling $90,000, $90,000 and $95,000, respectively. The basic lease term was extended through June 2002.

      During the years ended June 30, 1999, 1998 and 1997, the Company received management fees from a company controlled and 49% owned by two officers of the Company totaling $11,000, $57,000 and $89,000 respectively.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

10.   EMPLOYEE DEFINED CONTRIBUTION PLAN AND TRUST:

      Effective April 1, 1993, the Company adopted a Deferred Compensation 401(k) Plan ("the Plan") covering all full-time employees. To be eligible to participate in the Plan, employees, with the exception of drivers, must have been employed by the company for 90 days; drivers are eligible to participate following one year of service. Employees involved in the Plan may contribute up to 20% of their compensation, on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the Plan are invested, at the direction of the participant. Under one investment option, the Company makes matching contributions to the Plan. Insignificant contributions were made by the Company to this plan during the years ended June 30, 1999, 1998 and 1997

11.   MAJOR CUSTOMERS:

      The Company had sales to unaffiliated customers, which individually represented more than 10% of the Company's transportation sales as follows:

                  CUSTOMER           1999           1998           1997
                  --------           ----           ----           ----

                      A                25%           31%            25%
                      B                --            11%            10%

      At June 30, 1999, approximately $2,200,000 or 43% of the Company's accounts receivable, included in net assets held for sale, were due from two customers.

12.   SUBSEQUENT EVENTS (Unaudited):

      Pursuant to the Plan of Liquidation and Dissolution, on September 30, 1999, the Company made an initial distribution of $3,039,485 or $0.60 per share.

             COUNTRY WIDE TRANSPORT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Schedule II

                                    BALANCE AT    CHARGED TO                  BALANCE
                                    BEGINNING      COST AND                  AT END OF
       CLASSIFICATION               OF PERIOD      EXPENSES    DEDUCTIONS     PERIOD
--------------------------------    ----------    ----------   ----------    ---------
For the year ended June 30, 1999:

Accumulated amortization -
         Goodwill                    $480,000    $       --    $  480,000    $     --
                                     ========    ==========    ==========    ========
Allowance for doubtful accounts      $ 75,000    $       --    $   75,000    $     --
                                     ========    ==========    ==========    ========

For the year ended June 30, 1998:

Accumulated amortization -
         Goodwill                    $360,000    $  120,000    $       --    $480,000
                                     ========    ==========    ==========    ========
Allowance for doubtful accounts      $ 75,000    $       --    $       --    $ 75,000
                                     ========    ==========    ==========    ========

For the year ended June 30, 1997:

Accumulated amortization -
         Goodwill                    $599,000    $2,187,000    $2,426,000    $360,000
                                     ========    ==========    ==========    ========
Allowance for doubtful accounts      $122,000    $   31,000    $   78,000    $ 75,000
                                     ========    ==========    ==========    ========